Form 10-Q
period 1995-09-30
BIG SKY TRANSPORTATION CO
filed 1995-11-13
CIK 313522

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON DC  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             for the period-ended September 30, 1995

                  Commission file number 0-9267

                   BIG SKY TRANSPORTATION CO.
     (exact name of registrant as specified in its charter)

          MONTANA                                 81-0387503
(state of other jurisdiction of              (I.R.S. employer
incorporation or organization)               identification no.)

                       1601 Aviation place
                  Billings Logan Int'l Airport
                       Billings MT  59105
                         (406) 245-9449
      (address of registrant's principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES  XX      NO ____


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15
(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     YES  XX      NO ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS:    Common Stock, $.10 par value

     SHARES OUTSTANDING: at September 30, 1995: 5,307,314

                   BIG SKY TRANSPORTATION CO.
                            FORM 10-Q



             For the Period-Ended September 30, 1995





                            CONTENTS


Part I    Financial Information

Item 1.   Condensed Financial Statements:

     Balance Sheets
     September 30, 1995 (unaudited) and June 30, 1995 (audited)

     Statement of Operations
     Three months-ended September 30, 1995 and 1994 (unaudited)

     Statement of Cash flows
     Three months-ended September 30, 1995 and 1994 (unaudited)

     Notes to Financial Statements

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

             Part I.  Financial Information, Item 1.

                   BIG SKY TRANSPORTATION CO.
                         Balance Sheets

                                   September 30,       June 30,
                                       1995              1995
ASSETS                             (unaudited)         (audited)
Current Assets:
     Cash                     $      493,955      $      408,457
     Restricted cash                 403,568             369,009
     Accounts receivable, net        438,638             457,936
     Expendable parts/supplies       227,195             241,944
     Prepaid expenses                 54,072               4,985
                                  ----------          ----------
     Total current assets          1,617,428           1,482,331

Property & Equipment:
     Flight equipment                602,733             601,867
     Capital lease facility          456,185             456,185
     Other property & equipment      177,107             176,725
                                  ----------          ----------
                                   1,236,025           1,234,777
Accumulated depreciation            (363,326)           (339,416)
                                  ----------          ----------
Net property & equipment             872,699             895,361
                                  ----------          ----------

Excess reorganization value            --                 10,108
Other assets                          26,758              26,758
                                  ----------          ----------
Total assets                  $    2,516,885      $    2,414,558
                              ===================================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Current long-term debt   $      130,433      $      136,930
     Current capital lease            14,782              14,406
     Accounts payable                 96,305              80,247
     Accrued expenses                630,986             562,483
     Traffic payable                  33,000              30,380
                                  ----------          ----------
     Total current liabilities       905,506             824,446

Long-term debt, excluding current    474,682             518,901
Capital lease, excluding current     299,251             303,057

Stockholders' Equity
     Common stock of $.10 par value
     authorized 20,000,000 shares;
     5,307,314 shares outstanding    530,731             530,731
     Paid-in capital                 (34,882)            (51,770)
     Retained earnings               341,597             289,193
                                  ----------          ----------
     Stockholders' equity            837,446             768,154
                                  ----------          ----------
Total liability & equity      $    2,516,885      $    2,414,558
                              ===================================


               See notes to financial statements.

                    BIG SKY TRANSPORTATION CO.
                     Statement of Operations

                                   Three months-ended
                                   September 30,

                                   1995                1994
                              (unaudited)         (unaudited)

Operating Revenues:
     Passenger           $      414,120      $      382,887
     Cargo                       27,525              26,507
     Public service             898,637             895,070
     Other                       10,433               3,572
                            -----------          ----------
     Total                    1,350,715           1,308,036

Operating Expenses:
     Flying                     473,412             431,151
     Maintenance                275,107             287,737
     Passenger service          309,217             256,230
     Sales                       54,217              46,726
     General/Administrative     119,111             138,469
     Depreciation                21,345              21,736
                             ----------          ----------
     Total                    1,252,409           1,182,049

Operating Income (Loss)          98,306             125,987

Other Income/(expenses):
     Interest, net              (12,203)            (10,149)
     Gain (loss) equipment          172                 494
                             ----------          ----------
     Total                      (12,031)             (9,655)
                             ----------          ----------
Income before taxes              86,275             116,332

Income Tax Expense:
     Current                      5,976               8,143
     Charge in lieu of taxes     26,996              36,784
                             ----------          ----------
     Total                       32,972              44,927

Extraordinary item
     Debt extinguishment          (899)               --
                             ----------          ----------
Net Income:              $       52,404      $       71,405
                         ====================================
Per share data:
     Income per common and
     common equivalent share       $.01                $.01

     Weighted average number
     of common & common
     equivalent shares
     outstanding              5,307,314           5,307,314

               See notes to financial statements.

                    BIG SKY TRANSPORTATION CO.
                     Statement of Cash Flows

                                   Three months-ended
                                   September 30,

                                   1995                1994
                              (unaudited)         (unaudited)

From operating activities:
     Net income               $     52,404        $     71,405
     Depreciation                   23,910              25,755
     (Gain) loss on equipment         (172)               (494)
     Excess reorganization value
     amortization and charges
     in lieu of taxes               26,996              37,705
Changes in assets/liabilities:
     Restricted cash               (34,559)            (49,826)
     Accounts receivable            19,298               9,730
     Expendable parts               14,749             (60,488)
     Prepaid expenses              (49,087)            (59,522)
     Other assets                     --                14,952
     Accounts Payable               16,058              62,224
     Accrued expenses               68,503              13,242
     Traffic payable                 2,620              16,741
                                 ---------          ----------
Net cash provided by operations    140,720              81,424

From investing activities:
     Proceeds from equipment           480               1,935
     Property & equipment           (1,556)            (74,676)
     Facility expenditures             --              (44,474)
                                 ----------          -----------
Net cash used by investing          (1,076)            (117,215)

From financing activities:
     Proceeds from borrowing           --               60,050
     Payments on long-term debt    (50,716)            (40,854)
     Payments on capital lease     ( 3,430)                 --
                                 ----------          ----------
Net cash used by financing         (54,146)             19,196

Net cash increase (decrease)        85,498             (16,595)
Cash at beginning of period        408,457             570,030
                                 ----------          -----------
Cash at end of period         $    493,955        $    553,435
                              ==================================









                see notes to financial statements

                    BIG SKY TRANSPORTATION CO.
                     Statement of Cash Flows

                                   Three months-ended
                                   September 30,

                                   1995                1994
                              (unaudited)         (unaudited)
Supplement disclosures of
cash flow information:

Cash paid during the period for:

     Interest                 $    21,545         $    19,991
     Income taxes                    --                  --

                   BIG SKY TRANSPORTATION CO.
                  Notes to Financial Statements

NOTE A. The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with its understanding of the rules and regulations of the Securities and Exchange Commission. These financial statements reflect, in the opinion of management, all adjustments (consisting only of recurring accruals) for fair presentation of the results of operations for the interim periods presented. However, these financial statements have been prepared in accordance with instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, statement of operations and cash flows in conformity with generally-accepted accounting principles. It is recommended that these interim financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's latest annual report on Form 10-K.

NOTE B. Earnings per share is based on the weighted average number of common and common equivalent shares outstanding. The effect of common stock equivalents is anti-dilutive and therefore not presented.

NOTE C. Results of operations for the three month-ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

NOTE D. The Company filed its Chapter 11 Reorganization Petition March 14, 1989 in the United States Bankruptcy Court for the District of Montana. The Plan of Reorganization was confirmed by order issued July 16, 1991.

NOTE E. In the September 1991 quarter, the Company adopted AICPA Statement of Position 90-7, financial reporting by entities in reorganization under the bankruptcy code. Based on specific elements of the plan, the SOP required that the financial statements be prepared on the basis that a new reporting entity was created and that assets and liabilities be recorded at their fair values. This reporting is referred to as "Fresh Start" reporting.

              PART I. Financial Information, Item 2.

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Summary of Airline Operating Statistics:

                              Three months-ended
                              September 30,

                                                       % change
                              1995           1994       +/(-)
                              -----          -----     --------
Passengers carried            6,794          5,242       29.6

Average passenger
trip (miles)                  198            202        (2.0)

Revenue passenger miles       1,346,416      1,059,034   27.1

Available seat miles          4,798,716      4,148,157   15.7

Passenger load factor (%)     28.06          25.53       10.0

Aircraft miles                322,412        279,810     15.2

Yield per revenue
passenger mile (cents)        30.76          34.16      (10.0)

Freight pounds enplaned       26,843         18,508      45.0

Operating cost per
available seat mile (cents)   28.15          28.50      (1.2)

Operating break-even load
factor (%)                    26.02          23.07       12.8

                    BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Analysis of Results for the three months-ended
September 30, 1995 and 1994:

Total operating revenues in the first quarter of fiscal year 1996 were $1.35 million, compared with $1.31 millon in the same quarter last year. Passenger revenues increased $31,233 or 7.5% to total $414,120, while public service revenues increased $3,567 or .4% to total $898,637. Available seat miles increased 15.7% to total 4,798,716 and revenue passenger miles increased 27.1% to total 1,346,416, resulting in a 10.0% load factor improvement from 25.53% to 28.06%. Yield per passenger mile decreased 10% to total 30.76 cents for the September 1995 quarter.

Total operating expenses increased $70,360 or 5.9% for the three months-ended September 30, 1995, as compared to the three months-ended September 30, 1994. Capacity (ASMs) for the same period increased 15.7% while operating cost per available seat mile (ASM) decreased 8.6% from 28.50 cents to 26.05 cents.

The following table summarizes and compares major components of cost per ASM:

                              For three months-ended
                                   September 30,
                                   1995      1994
                                   ------    ------
     Payroll-related costs         $.0948    $.1045

     Other                          .0645     .0686

     Maintenance                    .0409     .0480

     Aircraft lease costs           .0325     .0378

     Fuel and oil                   .0278     .0261
                                   ------    ------
                                   $.2605    $.2850
                                   =================


Payroll-related expenses increased $21,540 or 5% in the September 1995 quarter, as compared to the September 1994 quarter. Regularly scheduled wage increases and additional payroll for service to Great Falls Montana, along with adding an individual in the capacity of special assistant for mergers, acquisitions and business development comprise the major components of this increase. The average full-time equivalent employees (FTE) for the three months-ended September 30, 1995 and 1994 were 66 and 65, respectively.

                    BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Analysis of Results (continued):

Other expenses increased $25,253 or 8.9% in the quarter-ended September 30, 1995 as compared to the same quarter for the prior year. Increases were experienced in memberships, printing and customer reservation system (CRS) expenses. Costs associated with the new Great Falls service, such as ground handling and advertising, also contributed to the added expenditures.

Maintenance expenditures for outside purchases and repairs along with maintenance materials have decreased 29.6%. The aircraft fleet at September 1995 was one aircraft less than September 1994, due to the return of a charter aircraft.

Fuel and oil costs increased $25,725 or 23.7%. Metro block hours increased an average of 77 hours or 15.8% per month and the average monthly gallons of fuel consumed which rose by 6,210 gallons. Implementation of two weekday round-trips between Billings, Montana and Great Falls, Montana accounts for the majority of this increase.

Aircraft ownership/lease and insurance costs increased despite the reduction of one aircraft. Actual lease expense declined by 10.6%, however a substantial increase was experienced in insurance costs.

Net non-operating expenses were $45,902 for the September 1995 quarter and $54,582 for the September 1994 quarter. Pursuant to Chapter 11 Reorganization "Fresh Start" reporting, charges in lieu of taxes of $26,996 and $36,784 were recorded in the September 1995 and 1994 quarters, respectively.

The September 1995 quarter generated operating income of $98,306 and net income, including "Fresh Start" charges of $52,404. By comparison, the same quarter in 1994 produced $125,987 in operating income and net income of $71,405, also including "Fresh Start" charges.

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Liquidity and Capital Resources:

At September 30, 1995, the Company showed a current ratio of 1.79:1 and positive working capital of $711,922 compared to a current ratio of 1.8 and positive working capital of $657,885 at June 30, 1995. The Company generated cash from operations of $140,720 and $81,424 for the quarters ended September 30, 1995 and 1994, respectively. Total long-term debt (including current installments) at September 30, 1995 was $919,148 (including capital lease obligations) compared to $973,294 at June 30, 1995. In September 1995 the Company made its fourth annual scheduled payment to the unsecured creditors. The Company is current on all of its debt service obligations. Stockholders' equity was $837,446 at September 30, 1995, a 9% increase over the balance of $768,154 at June 30, 1995, primarily attributable to the positive net income.

Big Sky currently is operating under DOT Order 94-10-4 at an annual rate of $3.54 million through November 30, 1996. The Company is investigating available business opportunities in order to reduce dependence upon the Federal Government Essential Air Service Program. There is uncertainty about the future funding of this program. As part of these efforts, a non-subsidized route to Great Falls, Montana was implemented May 15, 1995.

The Company now occupies a new custom built maintenance hangar/general office facility at the Billings Airport, which is leased from a member of the Board of Directors and is recorded as a capital lease. The interest rate on the capital lease is 8.5% with principal due on a 20 year amortization with a five-year balloon payment. It is the intent of the building owner and Big Sky to refinance the debt after five years, hopefully on similar terms. The Company has purchase options at 5, 10, 15 and 20 years and a right of first refusal upon approval by the owner of sale of his interests to a third party. At September 30, 1995, the Company had contributed $156,185 of equity to the building. The purchase provisions provide a vehicle for recovering the company's full equity in the transaction and to share in any appreciated value.

Currently, the Company does not have a formal operating line of credit. A member of the Board of Directors signed an agreement with the Company where for 18 months the Company could borrow $100,000 at 8.5% interest with a five year amortization. The Company's Cessna 402C would have been used as collateral. This agreement expired October 21, 1995. The Company's local bank has indicated a willingness to loan money to the Company with the same collateral.

                  BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Liquidity and Capital Resources (continued):

The House/Senate Conference Committee has approved funding for the essential air service program in fiscal year 1996 of $22.6 million, a one-third reduction from fiscal year 1995. It is the understanding of the Company that reductions likely will be made in three areas as follows: 1) elimination of all services to second designated hubs, 2) elimination of all services in excess of basic minimum of two round-trips per day and 3) possible elimination of some weekend services. Changes in the first two areas would not affect services at the eastern/central Montana cities. Depending on the form and extent of the reduction in weekend services, central/eastern Montana could be impacted; however it is believed that such reduction would not seriously imperil the existence of the seven city service network, nor Big Sky's viability under the contract during fiscal year 1996.

The Company has initiated a limited stock re-purchase program, subject to all applicable regulations. The board's commitment at this point is to acquire up to 200,000 shares on the open market.
The public release has been provided in a Form 8-K.

                   BIG SKY TRANSPORTATION CO.
                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BIG SKY TRANSPORTATION CO.
     registrant



By: /s/ Terry D. Marshall

Terry D. Marshall
President/CEO & Temporary CFO



November 6, 1995