Form 10-Q/A
period 1995-09-30
BIG SKY TRANSPORTATION CO
filed 1996-01-18
CIK 313522

January 18, 1996

Dear Securities and Exchange Commission,

The following submission is an amendment to our Sepetmber 10Q filing. This 10Q has remained unchanged, the amendment is the Financial Data Schedule, which was not included in the original 10Q submission. Should you have questions, I can be reached at (406) 245-9449.

Sincerely,

Karie Kane
Accounting Manager

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