Form 10-Q
period 1995-12-31
BIG SKY TRANSPORTATION CO
filed 1996-03-06
CIK 313522

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     for the period-ended December 31, 1995

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

     CLASS:    Common Stock, $.10 par value

     SHARES OUTSTANDING: at December 31, 1995: 5,307,314

                            BIG SKY TRANSPORTATION CO.
                                    FORM 10-Q



                     For the Period-Ended December 31, 1995





                                    CONTENTS


Part I    Financial Information



Item 1.   Condensed Financial Statements:

     Balance Sheets
     December 31, 1995 (unaudited) and June 30, 1995 (audited)

     Statement of Operations
     Three months-ended and Six months-ended
     December 31, 1995 and 1994 (unaudited)

     Statement of Cash flows
     Six months-ended December 31, 1995 and 1994 (unaudited)

     Notes to Financial Statements



Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                     Part I.  Financial Information, Item 1.

                           BIG SKY TRANSPORTATION CO.
                                  Balance Sheet

                                   December 31,        June 30,
                                       1995              1995
ASSETS                             (unaudited)         (audited)
Current Assets:
     Cash                     $      353,794      $      408,457
     Restricted cash                 454,456             369,009
     Accounts receivable, net        555,724             457,936
     Expendable parts/supplies       250,277             241,944
     Prepaid expenses                 49,641               4,985
     Total current assets          1,663,892           1,482,331

Property & Equipment:
     Flight equipment                600,035             601,867
     Capital lease facility          456,185             456,185
     Other property & equipment      175,108             176,725
                                   1,231,328           1,234,777
Accumulated depreciation            (384,855)           (339,416)
Net property & equipment             846,473             895,361

Excess reorganization value            --                 10,108
Other assets                          26,758              26,758
Total assets                  $    2,537,123      $    2,414,558
                              ===================================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Current long-term debt   $      121,393      $      136,930
     Current capital lease            15,116              14,406
     Accounts payable                249,242              80,247
     Accrued expenses                597,417             562,483
     Traffic payable                  33,445              30,380
     Total current liabilities     1,016,613             824,446

Long-term debt, excluding current    449,655             518,901
Capital lease, excluding current     295,329             303,057

Stockholders' Equity
     Common stock of $.10 par value
     authorized 20,000,000 shares;
     5,307,314 shares outstanding    530,731             530,731
     Paid-in capital                 (34,882)            (51,770)
     Retained earnings               279,677             289,193
     Stockholders' equity            775,526             768,154
Total liability & equity      $    2,537,123      $    2,414,558
                              ===================================


                       See notes to financial statements.

                            BIG SKY TRANSPORTATION CO.
                             Statement of Operations

                           Three months-ended      Six months-ended
                           December 31,            December 31,

                              1995        1994     1995      1994
                         (unaudited)(unaudited) (unaudited)(unaudited)
Operating Revenues:
   Passenger             $  438,104  $  350,753  $  852,224 $  712,557
   Charter                    7,130      62,845       7,130     83,928
   Cargo                     27,260      22,825      54,785     49,332
   Public service           813,380     885,951   1,712,017  1,781,021
   Other                      3,926       2,429      14,359      6,001
   Total                 $1,289,800  $1,324,803  $2,640,515 $2,632,839

Operating Expenses:
   Flying                   500,864     514,245     974,276    945,396
   Maintenance              284,024     318,903     559,131    606,640
   Passenger service        306,438     268,535     615,655    524,765
   Sales                     53,616      47,994     107,833     94,720
   General/Admin.           172,820     137,248     291,931    275,717
   Depreciation              21,241      30,004      42,586     51,740
    Total                $1,339,003  $1,316,929  $2,591,412 $2,498,978

Operating Income (Loss)     (49,203)      7,874      49,103    133,861

Other Income/(expenses):
   Interest, net            (12,988)    (12,815)    (25,191)   (22,964)
   Gain (loss) equipment        270         450         442        944
   Total                    (12,718)    (12,365)    (24,749)   (22,020)

Income before taxes         (61,921)     (4,491)     24,354    111,841

Income Tax Expense:
   Current                     --         1,555       5,976      9,698
   Charge in lieu of taxes     --         7,024      26,996     43,808
   Total                       --         8,579      32,972     53,506

Income before extra-
   ordinary item            (61,921)    (13,070)     (8,618)    58,335

Extraordinary item
   Debt extinguishment          --       26,705        (899)    26,705

Net Income:               $ (61,921) $   13,635   $  (9,517) $  85,040
                          ============================================
Per share data:
   Income per common and
   common equivalent share     --          --          --         $.01

   Weighted average number
   of common & common
   equivalent shares
   outstanding            5,307,314  5,307,314   5,307,314   5,307,314

                       See notes to financial statements.

                           BIG SKY TRANSPORTATION CO.
                             Statement of Cash Flows

                                   Six months-ended
                                   December 31,

                                   1995                1994
                              (unaudited)         (unaudited)

From operating activities:
     Net income               $     (9,517)       $     85,040
     Depreciation                   45,439              61,115
     (Gain) loss on equipment          422                (944)
     Gain on debt extinguishment        --             (26,705)
     Excess reorganization value
     amortization and charges
     in lieu of taxes               26,996              44,884
Changes in assets/liabilities:
     Restricted cash               (85,447)              7,776
     Accounts receivable           (97,788)              3,248
     Expendable parts               (8,333)            (62,402)
     Prepaid expenses              (44,656)            (28,714)
     Other assets                     --               (17,603)
     Accounts Payable              168,995              66,101
     Accrued expenses               34,934            (127,368)
     Traffic payable                 3,065               5,129
Net cash provided by operations     34,110               9,557

From investing activities:
     Proceeds from equipment         2,150               2,501
     Property & equipment              878             (83,581)
     Facility expenditures             --              (47,768)
Net cash used by investing           3,028            (128,848)

From financing activities:
     Proceeds from borrowing           --               60,050
     Payments on long-term debt    (84,783)           (104,072)
     Payments on capital lease     ( 7,018)               (952)
Net cash used by financing         (91,801)            (44,974)

Net cash increase (decrease)       (54,663)           (164,265)
Cash at beginning of period        408,457             570,030
Cash at end of period         $    353,794        $    405,765
                              ==================================

                        see notes to financial statements

                           BIG SKY TRANSPORTATION CO.
                             Statement of Cash Flows

                                   Six months-ended
                                   December 31,

                                   1995                1994
                              (unaudited)         (unaudited)
Supplement disclosures of
cash flow information:

Cash paid during the period for:

     Interest                 $    42,660         $    57,034
     Income taxes                    --                14,550

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

NOTE C. Results of operations for the three months-ended and the six months-ended December 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

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

                     PART I. Financial Information, Item 2.

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Summary of Airline Operating Statistics:

                              Three months-ended            Six months-ended
                              December 31,                  December 31,

                                         % change                     %change
                         1995      1994   +/(-)      1995     1994    +/(-)

Passengers carried      7,892     5,713   38.1     14,686     10,955  34.1

Average passenger
trip (miles)              196       199   (1.5)       197        200  (1.5)

Revenue passenger
miles               1,547,744 1,134,493   36.4  2,894,160  2,193,527  31.9

Available seat
miles (scheduled)   4,500,584 4,066,764   10.7  9,299,300  8,214,921  13.2

Available seat
miles (charter)        --       342,855   (100)     --       423,075  (100)

Total available
seat miles         4,500,584  4,409,619    2.1  9,299,300  8,637,996   7.7

Passenger load
factor (%)             34.39      27.90   23.3      31.12      26.70  16.6

Aircraft miles       308,389    273,149   12.9    630,801    552,959  14.1

Operating breakeven
load factor (%)        35.70      27.73   28.7      30.54      25.34  20.5

Yield per revenue
passenger mile (cents) 28.31      30.92   (8.5)     29.45      32.48  (9.3)

Operating cost per
available seat mile
(cents)                28.66      29.86  (4.0)      28.39      28.93  (1.9)

Freight pounds
enplaned              29,830     14,676 103.3      56,673     33,184  70.8

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Analysis of Results for the three months-ended December 31, 1995 and 1994:

Total operating revenues in the second quarter of fiscal year 1996 were $1.29 million, compared with $1.32 millon in the same quarter last year. Passenger revenues increased $87,351 or 24.9% to total $438,104, while public service revenues decreased $72,571 or 8.2% to total $813,380. Available seat miles for scheduled service increased 10.7% to total 4,500,584 and revenue passenger miles increased 36.4% to total 1,547,744, resulting in a 23.3% load factor improvement from 27.90% to 34.39%. Total available seat miles increased 2.1 percent. Yield per passenger mile decreased 8.5% to total 28.31 cents for the December 1995 quarter.

Total operating expenses increased $22,074 or 1.6% for the three months-ended December 31, 1995, as compared to the three months-ended December 31, 1994. Operating cost per available seat mile (ASM) for the same period decreased 4.0%, from 29.86 cents to 28.66 cents.

The following table summarizes and compares major components of cost per ASM:

                              For three months-ended
                                   December 31,
                                   1995      1994

     Payroll-related costs         $.1048    $.1085

     Other                          .0768     .0628

     Maintenance                    .0448     .0531

     Aircraft lease costs           .0381     .0437

     Fuel and oil                   .0325     .0305

                                   $.2970    $.2986
                                   =================


Payroll-related expenses decreased $6,473 or 1.4% in the December 1995 quarter, as compared to the December 1994 quarter. The average full-time equivalent employees (FTE) for the three months-ended December 31, 1995 and 1994 were 67 and 67, respectively.

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Analysis of Results for three months-ended December 1995 & 1994 (continued):


Other expenses increased $68,918 or 24.9% in the quarter-ended December 31, 1995 as compared to the same quarter for the prior year. Increases were experienced in legal fees and tariff/schedules, costs associated with the change in our current subsidy contract with the Department of Transportation.

Maintenance decreased 31,899 or 13.6%. Increases were seen in outside services/repairs, whereas decreases were experienced in maintenance materials.

Fuel and oil costs increased $12,325 or 9.2%. Average jet fuel prices per gallon increased approximately 8.0% along with Metroliner block hours increasing in the December 1995 quarter as compared to the December 1994 quarter. The increase in block hours is due to enhanced Billings/Great Falls service, offering weekend flights.

Aircraft ownership/lease and insurance costs (aircraft rentals, depreciation, hull insurance and property taxes) decreased $20,796 or 10.8%. An increase was experienced in aircraft insurance. Also November and December had property tax entries higher than normal to true-up the liability. The fleet at December 31, 1995 was one Metroliner less than December 31, 1994.

Net non-operating expenses were $20,845 for the December 1995 quarter and $5,761 (income) for the December 1994 quarter. Pursuant to Chapter 11 Reorganization "Fresh Start" reporting, no charge in lieu of tax was recorded in the December 1995, compared to $7,024 for the December 1994 quarter.

The December 1995 quarter generated operating loss of $49,203 and net loss of $61,921. By comparison, the same quarter in 1994 produced $7,874 in operating income and net income of $13,635 including "Fresh Start" charges.

                        BIG SKY TRANSPORTATION CO.
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Analysis of Results for the six months-ended December 31, 1995 and 1994:

Total operating revenues increased $7,676 or .3% from $2.63 million for the six months-ended December 31, 1994 to $2.64 million for six months-ended December 31, 1995. Passenger revenues increased $139,667 or 19.6% from $712,557 to $852,224. Public service revenues decreased $69,004 or 3.9% to total $1.71 million. Available seat miles for scheduled service increased 13.2% and revenue passenger miles increased 31.9%, including charter operations, resulting in a 16.6% load factor improvement from 26.70% to 31.1%. Total available seat miles, including charter operations, increased
7.7 percent. Yield per passenger mile decreased 9.3% to 29.45 for the six months ended December 31, 1995.

Operating costs per ASM decreased 1.9% from 28.93 cents to 28.39 cents. Total operating expenses for the six months-ended December 31, 1995 were 2.6 million compared to 2.5 million for the same period one year earlier; an increase of $92,434 or 3.7%.

The following table summarizes and compares major components of cost per ASM:

                              For Six Months-Ended
                                   December 31,
                                   1995      1994

     Payroll-related costs         $.0997    $.1056

     Other                          .0705     .0650

     Maintenance                    .0429     .0502

     Aircraft lease costs           .0353     .0404

     Fuel and oil                   .0302     .0281

                                   $.2786    $.2893
                                   =================


Payroll-related expenses increased $15,066 or 1.7% in the six months-ended December 31, 1995 as compared to the same period one year earlier. Regularly scheduled wage increases are attributable to the majority of this increase.

                         BIG SKY TRANSPORTATION CO.
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Analysis of Results for six months-ended December 1995 & 1994 (continued):


Other expenses increased $94,172 or 14.4% for the six months-ended December 31, 1995. Increases were in areas relating to the Great Falls service such as ground handling, landing fees, space rental and airport security costs.

Maintenance costs decreased $33,923 or 7.8%. Decreases were experienced in both outside repairs and maintenance materials.

Fuel and oil costs increased $38,054 or 15.7% in the six months-ended December 31, 1995 as compared to the same period one year earlier. Both price per gallon and block hours increased along with a new federal fuel tax imposed effective 10-01-95.

Aircraft ownership/lease costs decreased $20,934 or 6%. The six months-ended December 31, 1995 had a fleet of one Cessna 402C and four Metroliner aircraft, compared to six months-ended December 31, 1994 which had five Metroliners and one Cessna aircraft. The Cessna is primarily used to back up the Metro flights.

Net non-operating results were $76,089 and $48,821 for the six months-ended December 31, 1995 and 1994, respectively. Pursuant to Chapter 11 reorganization "Fresh Start" reporting, charges in lieu of taxes (non cash) of $26,996 and $43,808 were recorded for the six months-ended December 31, 1995 and 1994 respectively. These charges in lieu of taxes are a result of "Fresh Start" accounting and is amortization of excess reorganizational value for taxes that would have been incurred if the Company did not have the use of net operating tax loss carryforwards.

The six months of fiscal year 1996 produced operating income of $49,103 and a net loss of $9,517 whereas the same period one year earlier generated operating in come of $133,861 and net income of $85,040. The six months-ended December 31, 1994 includes an extraordinary item, debt extinguishment of $26,705, which was a result of payments made to the unsecured creditors (remaining from the Chapter 11 Plan of Reorganization) who elected to receive discounted prepayments in October and November 1994, as offered by the Company.

                         BIG SKY TRANSPORTATION CO.
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Liquidity and Capital Resources:


At December 31, 1995, the Company showed a current ratio of 1.56:1 and positive working capital of $577,804 compared to a current ratio of 1.8 and positive working capital of $657,885 at June 30, 1995. The Company generated cash from operations of $34,110 and $9,557 for the six months-ended December 31, 1995 and 1994, respectively. Total long-term debt (including current installments) at December 31, 1995 was $881,493 (including capital lease obligations) compared to $973,294 at June 30, 1995. The Company is current on all of its debt service obligations. Stockholders' equity was $775,526 at December 31, 1995, a 1.6% increase from the balance of $768,154 at June 30, 1995.

The U.S. House/Senate Conference Committee approved funding for the national Essential Air Service program in fiscal year 1996 of $22.6 million, a one-third reduction from fiscal year 1995. Reductions were mandated in three areas as follows: 1) elimination of all services to second designated hubs,
2) elimination of all services in excess of basic minimum of two round-trips per day and 3) elimination of some weekend services. At the Eastern and Central Montana Communities, two weekly round trip flights at each city were eliminated causing an 18 percent reduction in capacity.

Big Sky currently is operating under DOT Order 95-11-28 at an annual compensation rate of $3.02 million, under a contract extending through November 30, 1996. The Company appealed this emergency reduction in compensation effective November 27, 1995, resulting from the decrease in overall funding by Congress, but in February its appeal was denied. The Company is continuing its appeal via direct talks with the DOT. The Company's operations have been unprofitable since the new rate became effective, which decreased its annual compensation by approximately $500,000.

The Company continues to investigate available business opportunities in order to reduce dependence upon the Federal Government Essential Air Service Program. There is uncertainty about the future funding of this program. As part of these efforts, a non-subsidized route linking Billings and Great Falls, Montana was implemented May 15, 1995.

The Company has no formal operating line of credit, the Company does have collateral which could be used to secure additional funding. In the past, the Company's local bank has indicated a willingness to loan money based on this collateral.

The Company has initiated a limited stock re-purchase program, subject to all applicable regulations. The board's commitment at this point is to acquire up to 200,000 shares on the open market. A public release has been made and a Form 8-K was filed.

On February 9, 1996, the Company filed its Notice of Annual Meeting and Proxy Statement for review by the SEC. A number of issues are being presented for approval by stockholders. The Annual Meeting of Stockholders is planned for March 1996.

                        BIG SKY TRANSPORTATION CO.
                                 Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BIG SKY TRANSPORTATION CO.
     registrant



By: /s/ Terry D. Marshall               By: /s/ Craig Denney

Terry D. Marshall                       Craig Denney
President/CEO and                       Executive VP/Division Manager
Temporary CFO                           Officer in charge of Accounting





March 5, 1996