Form 10-Q
period 1996-03-31
BIG SKY TRANSPORTATION CO
filed 1996-05-28
CIK 313522

BIG SKY TRANSPORTATION CO.
                 MANAGEMENT DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON D.C. 20549

                               FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
for the period-ended March 31, 1996


Commission file number 0-9267

BIG SKY TRANSPORTATION CO.
(exact name of registrant as specified in its charter)


             MONTANA                            81-0387503
(state or other jurisdiction of              (I.R.S. employer
 incorporation or organization)            identification No.)

1601 Aviation Place
Billings Logan International Airport
Billings, Montana  59105
(406) 245-9449
(address of registrant's principal executive offices and telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   YES    X      NO


Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

   YES    X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   CLASS:  Common Stock, $.10 par value

   SHARES OUTSTANDING at March 31, 1996:  5,307,314

                          BIG SKY TRANSPORTATION CO.

                               FORM 10-Q

                  For the Period-Ended March 31, 1996

                               CONTENTS


Part I.Financial Information

   Item 1.Condensed Financial Statements:

          Balance Sheets
             As of March 31, 1996 (unaudited) and June 30, 1995 (audited). . 1

          Statements of Operations
             For the Three Months-Ended and the Nine Months-Ended
             March 31, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . 2

          Statements of Cash Flows
             For the Nine Months-Ended March 31, 1996 and 1995 (unaudited) . 3

          Notes to Financial Statements. . . . . . . . . . . . . . . . . . . 5


   Item 2.Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . . . . 6

                Part I.  Financial Information, Item 1.


                      BIG SKY TRANSPORTATION CO.
                            BALANCE SHEETS




                                          MARCH 31,1996    JUNE 30,1995
                                           (unaudited)       (audited)
            ASSETS

CURRENT ASSETS:
  Cash                                      $    335,258    $     408,457
  Restricted cash                                300,840          369,009
  Accounts receivable, net                       512,022          457,936
  Expendable parts and supplies                  254,326          241,944
  Prepaid expenses                                57,814            4,985
    Total current assets                       1,460,260        1,482,331



PROPERTY AND EQUIPMENT:
  Flight equipment                               606,000          601,867
  Facility under capital lease                   456,185          456,185
  Other property and equipment                   175,108          176,725
                                               1,237,293        1,234,777
  Accumulated depreciation and
    amortization
  Net property and equipment                     828,163          895,361

EXCESS REORGANIZATION VALUE                       10,108           10,108
OTHER ASSETS                                      26,758           26,758
                                            $  2,325,289     $  2,414,558


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current installments of long-term debt         120,050          136,930
  Current installments of capital lease
     obligations                                  15,629           14,406
  Accounts payable                               143,600           80,247
  Accrued expenses                               598,377          562,483
  Traffic balances payable and unused tickets     29,517           30,380
    Total current liabilities                    907,173          824,446

LONG TERM DEBT, excluding current
     installments                                423,312          518,901
CAPITAL LEASE, excluding current
     installments                                291,136          303,057

STOCKHOLDERS' EQUITY

  Common stock of $.10 Par value;
     authorized 20,000,000 shares;
     5,307,314 shares outstanding                530,731          530,731
  Paid-in capital greater (less)
     than par value                              (51,770)         (51,770)
  Retained earnings                              224,707           289,193
  Stockholders' equity                           703,668           768,154
                                            $  2,325,289      $  2,414,558


                     See notes to financial statements

                      BIG SKY TRANSPORTATION CO.
                       STATEMENTS OF OPERATIONS

                               THREE MONTHS-ENDED       NINE MONTHS-ENDED
                                   MARCH 31,               MARCH 31,

                             1996         1995          1996           1995
                         (unaudited)    (unaudited)   (unaudited)   (unaudited)

OPERATING REVENUES:
Passenger               $   428,891   $   280,757    $   1,281,115  $  993,314
Charter                           0        51,602            7,130     135,530
Cargo                        26,677        20,660           81,462      69,992
Public Service              742,407       893,508        2,454,424   2,674,529
Other                         7,495         2,330           21,854       8,331
 Total operating revenues 1,205,470     1,248,857        3,845,985   3,881,696

OPERATING EXPENSES:
Flying operations           453,655       471,996        1,417,931   1,417,392
Maintenance                 312,137       264,192          871,268     870,832
Passenger service           294,516       250,851          910,171     775,616
Depreciation and
  amortization               21,600        70,250           64,186     121,990
 Total operating expenses 1,280,143     1,225,991        3,871,555   3,724,969

OPERATING INCOME (LOSS)     (74,673)       22,866          (25,570)    156,727

OTHER INCOME (EXPENSES):
Interest, net               (13,556)      (11,867)         (38,747)    (34,831)
Gain (loss) on equip.
   disposal                     289        (1,161)             731        (217)
                            (13,267)      (13,028)         (38,016)    (35,048)

Income before income taxes
   and extraordinary item   (87,940)        9,838          (63,586)     121,679

INCOME TAX EXPENSE
  Current                    (5,976)          680                0       10,378
  Charge in lieu of taxes   (26,996)        3,072                0       46,880
    Income tax expense      (32,972)        3,752                0       57,258
Income before extraordinary
   item                     (54,968)        6,086           (63,586)     64,421
Extraordinary item-debt
   extinguishment                 0          (255)             (899)     26,450


NET INCOME             $    (54,968)   $    5,831       $   (64,485)  $  90,871


PER SHARE DATA:
Income (loss) per common
  and common equivalent
  share:               $        --     $       --       $        --   $     .01
Income before extraordinary
  item                          --             --                --          --
Net Income             $        --     $       --       $        --   $     .01
Weighted average number of
  common and common
  equivalent shares
  outstanding            5,307,314      5,307,314         5,307,314   5,307,314


                     See notes to financial statements.

                          BIG SKY TRANSPORTATION CO.
                          STATEMENTS OF CASH FLOWS


                                                     NINE MONTHS-ENDED
                                                         MARCH 31,
                                               1996                     1995
                                           (unaudited)              (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $   (64,485)          $     90,871
  Adjustment to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization            69,714                121,990
      Restructuring charges                        --                     --
      Gain on debt extinguishment                   0                (26,450)
      (Gain) loss on equipment disposal           731                    217
      Excess reorganization value amortization
        and charge in lieu of taxes                 0                 45,146
  Changes in operating assets and excess
    liabilities:
      Restricted cash                          68,169                 (30,655)
      Accounts receivable                     (54,086)                 25,980
      Expendable parts and supplies           (12,382)                (36,794)
      Prepaid expenses                        (52,829)                (30,340)
      Other assets                                 --                   4,629
      Accounts payable                         63,353                  12,704
      Accrued expenses                         35,894                 (75,205)
      Traffic balances payable and unused
        tickets                                  (863)                 10,548
  Net cash provided (used) by operating
    activities                                 53,216                 112,551

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from equipment disposals             3,565                   2,501
  Additions to property and equipment          (6,813)               (199,048)
  Hangar and maintenance facility expenditures      0                 (47,768)
  Net cash provided (used) by investing
    activities                                 (3,248)               (244,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                          0                  60,050
  Payments on long-term obligations          (112,469)               (109,901)
  Payments on capital lease obligations       (10,698)                 (2,508)
  Net cash provided (used) by financing
    activities                               (123,167)                (52,359)

Net increase (decrease) in cash and cash
  equivalents                                 (73,199)               (184,123)
Cash and cash equivalents at beginning
  of period                                   408,457                 570,030
Cash and cash equivalents at end of period $  335,258              $  385,907




                      See notes to financial statements

                          BIG SKY TRANSPORTATION CO.
                          STATEMENTS OF CASH FLOWS



                                              NINE MONTHS-ENDED
                                                  MARCH 31,

                                            1996              1995
                                         (unaudited)       (unaudited)

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

Cash paid during the period for:

  Interest                                $  63,039          $  76,362
  Income Taxes                                    0             17,860

                       BIG SKY TRANSPORTATION CO.
                      NOTES TO FINANCIAL STATEMENTS



NOTE A. The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission. These financial statements reflect, in the opinion of management, all adjustments (consisting only of recurring accruals) for fair presentation of the results of operations for the interim periods presented. However, these financial statements have been prepared in accordance with instructions to Form 10-Q and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, statements of operations and cash flows in conformity with generally-accepted accounting principles. It is recommended that these interim financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's latest annual report on Form 10-K.

NOTE B. Earnings per share is based on the weighted average number of common and common equivalent shares outstanding. The effect of common stock equivalents is anti-dilative and therefore not presented.

NOTE C. Results of operations for the three months-ended and nine months-ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE D. The Company filed its Chapter 11 Reorganization Petition March 14, 1989 in United States Bankruptcy Court for the District of Montana. The Plan of Reorganization was confirmed by order issued July 16, 1991.

NOTE E. In the September 1991 quarter, the Company adopted AICPA Statement of Position 90-7, financial reporting by entities in reorganization under the bankruptcy code. Based on specific elements of the plan, the SOP required that the financial statements be prepared on the basis that a new reporting entity was created and that assets and liabilities be recorded at their fair values. This reporting is referred to as "Fresh-Start" reporting.

                Part I.  Financial Information, Item 2.

                      BIG SKY TRANSPORTATION CO.
                 MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Summary of Airline Operating Statistics



                       THREE MONTHS-ENDED MARCH 31, NINE MONTHS-ENDED MARCH 31,
                           1996   1995   %CHANGE     1996      1995     %CHANGE
                                          +/(-)                          +/(-)
Passengers carried        6,954    4,535   53.3      21,640      15,490   39.7

Average passenger trip
 (miles)                    195      206   (5.3)        187         202   (7.4)

Revenue passenger
 miles                1,354,426  934,246   44.9   4,248,586   3,127,773   35.8

Available seat miles
 (scheduled service)  3,995,697 4,039,192  (1.1) 13,294,997  12,254,113    8.5

Available seat miles
 (charter service)            0   313,839 (100.)          0     736,914  (100.)

Total available seat
  miles               3,995,697 4,353,031  (8.2)  13,294,997 12,991,027    2.3

Passenger load factor%    33.90     23.13  46.6        31.96      25.52   25.2

Aircraft miles flown    275,519   272,373   1.2      906,320    825,332    9.8

Operating breakeven
  load factor (%)         36.00     22.71  58.5        32.17      24.49   31.4

Yield per revenue
  passenger mile (cents)  31.67     30.05   5.4        30.15      31.76   (5.1)

Operating cost per
  available seat mile
  (cents)                 30.17     28.16   7.1        28.93      28.67     .9

Air freight pounds
  enplaned               29,830    16,404  81.9       78,045     49,588   57.4

                      BIG SKY TRANSPORTATION CO.
                 MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Analysis of Results for the three months-ended March 31, 1996 and 1995:

Total operating revenues in the third quarter of fiscal year 1996 were $1.2 million, compared with $1.25 million in the same quarter last year. Passenger revenues increased $148,134 or 52.8% to total $428,891 while public service revenues decreased $151,101 or 17% to total $742,407. Available seat miles for scheduled service decreased 1.1 to total $3,995,697 and revenue passenger miles increased 44.9 percent to total 1,354,426, resulting in a 46.6 percent load factor increase, from 23.13% to 33.90%. Total available seat miles, including charter operations decreased 8.2%. Yield per passenger mile increased 5.4 percent to total 31.67 cents for the March 1996 quarter.

Total operating expenses increased $54,148 or 4.4% for the three months-ended March 31, 1996 as compared to the three months-ended March 31, 1995. Operating cost per available seat mile (ASM) for the same period increased 7.1% form
28.16 cents to 30.17 cents.

The following table summarizes and compares major components of cost per ASM:

                                             For Three Months-Ended
                                                   March 31,
                                            1996              1995

Payroll-related costs                   $  .1132           $  .1060
Other                                      .0814              .0594
Maintenance1                               .0546              .0425
Fuel and oil                               .0329              .0267
Aircraft ownership/lease costs2            .0382              .0469
                                        $  .3203           $  .2815



Payroll-related expenses decreased $9,200 or 2.0% for the March 1996 quarter, as compared to the March 1995 quarter. The average full-time equivalent employees (FTE) for the three months-ended March 31, 1996 and 1995 were 67 and 66 respectively.



1 Includes direct maintenance, maintenance burden and maintenance-related depreciation.  Excludes payroll-related costs.
2 Includes aircraft rentals, flight-related depreciation, hull insurance and property taxes.

                      BIG SKY TRANSPORTATION CO.
                 MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Results (continued)

Other expenses increased $66,461 or 25.7% in the quarter-ended March 31, 1996, as compared to the same quarter for the prior year. Ground handling cost rose dramatically this quarter in comparison to 1995 as a result of Great Falls service started in May 1995. Legal expenses also increased because of appeals regarding the reduction of the current DOT order which reduced the essential air service compensation.

Maintenance, including depreciation, increased $33,156 or 17.9% Increases were seen in maintenance materials, outside purchases and outside services. The installation of the federally mandated Traffic Collision Awareness System
(TCAS) created higher costs in the maintenance area.

Fuel and oil costs have increased $15,399 or 13.3% during the March 1996 quarter. The Metro usage declined by 131 hours while the Cessna increased 95 hours, this is due to the fleet reduction of one metro aircraft and the increased utilization of the Cessna during the TCAS installation in the metro aircrafts.

Aircraft ownership/lease costs (aircraft rentals, depreciation, hull insurance and property taxes) decreased $51,667 or 25.3%. The fleet operated during the March 1996 quarter consisted of one Cessna 402C (owned) and four Metroliner II's (leased). In comparison to the same quarter in 1995 with one Cessna
402C (owned) and five Metroliner II's (leased).

Net nonoperating results were $19,705 (income) for the March 1996 quarter and $17,035 (income) for the March 1995 quarter. Pursuant to Chapter 11 Reorganization "Fresh-Starting" reporting, no charges in lieu of taxes (non-cash) were recorded in the March 1996 and $3,072 in March 1995 quarter. In the March 1996 quarter an income tax provision entry was adjusted to properly reflect the income tax expense.

The March 1996 quarter generated operating loss of $74,673 and net loss of $54,968. By comparison, the March 1995 quarter produced $22,866 in operating income and net income of $5,831, also including "Fresh-Start" charges.

                      BIG SKY TRANSPORTATION CO.
                 MANAGEMENT DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Analysis of Results (continued)

For the nine months-ended March 31, 1996 and 1995:

Total operating revenue decreased $35,711 or 1.0% from $3.88 million for the nine months-ended March 31, 1995 to $3.85 million for nine months-ended
March 31, 1996. Passenger revenues increased $287,801 or 28.9% from $993,314 to $1.28 million. Public service revenues decreased $220,105 or 8.2%, from $2.67 million to $2.45 million. Available seats miles increased 8.5% and revenue passenger miles increased 35.8%, resulting in a 25.2% load factor increase. Yield per passenger mile decreased 5.1 percent.

Operating costs per ASM increased .9% from 28.67 cents to 28.93 cents. Total operating expenses for the nine months-ended March 31, 1996 were $3.87 million compared to $3.72 million for the same period one year earlier; an increase of $146,586 or 3.9%.

The following table summarizes and compares major components of cost per ASM:

                                             For Nine Months-Ended
                                                   March 31,
                                         1996                  1995

Payroll-related costs                   .1038                 .1058
Other                                   .0738                 .0631
Maintenance3                            .0465                 .0477
Fuel and oil                            .0310                 .0276
Aircraft ownership/lease4               .0362                 .0426
                                       $.2913                $.2868


Payroll-related expenses increased $5,866 or .43% for the nine months-ended March 31, 1996, as compared to the same period one year earlier.

Other expenses increased $160,633 or 19.6% for the nine months-ended March 31, 1996. Increases were experienced in ground costs, legal, airport security, interrupted trip expense, membership and subscriptions, and property taxes compared to the same nine months-ended March 31, 1995.




3 Includes direct maintenance, maintenance burden and maintenance-related depreciation. Excludes payroll-related costs.

4 Includes aircraft rentals, flight-related depreciation, hull insurance and property taxes.

                      BIG SKY TRANSPORTATION CO.
                 MANAGEMENT DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Analysis of Results (continued)

Maintenance costs decreased $767 or .1%. A decrease was experienced in maintenance materials, while an increase in outside maintenance repairs.

Fuel and oil costs increased $53,453 or 14.9% in the nine months-ended March 31, 1996, as compared to the same period one year earlier. This increase over last year includes the federal 4.3 cents per gallon tax imposed October 1995.

Aircraft ownership/lease costs decreased $72,601 or 13.1%. In September 1994, the Company acquired an additional Metro aircraft to perform charter services which was returned to the lessor on March 15, 1995. The nine months-ended March 31, 1996 had a fleet of one Cessna 402C and four Metro aircraft.

Net nonoperating results were $38,915 expense and $65,855 income for the nine months-ended March 31, 1996 and 1995, respectively. Pursuant to Chapter 11 reorganization "Fresh-Start" reporting, no charge in lieu of taxes (non-cash) for the nine months-ended March 31, 1996 was recorded while $37,517 was recorded for the same nine months period in 1995. These charges in lieu of taxes are a result of "Fresh-Start" accounting, and is amortization of excess reorganizational value for taxes that would have been incurred if the Company did not have the use of net operating tax loss carryforwards.

The first nine months of fiscal year 1996 produced operating loss of $25,570 and net loss of $64,485 whereas the same period earlier generated operating income of $156,727 and net income of $90,871.

                       BIG SKY TRANSPORTATION CO.
                 MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At March 31, 1996, the Company showed a current ratio of 1.61 and positive working capital of $553,087, compared to a current ratio of 1.8 and positive working capital of $657,885 at June 30, 1995. Total long-term debt
(including current installments) at March 31, 1996 was $543,362 (including capital lease obligations) compared to $655,831 at June 30, 1995. The Company is current on all of its debt service obligations. Stockholders' equity was $703,668 at March 31, 1996, compared to 768,154 at June 30, 1995.

The quarter's results were primarily impacted by the reduction of essential air service compensation, along with the installation costs associated with the special flight equipment required by the Federal Aviation Administration (FAA).

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

Big Sky currently is operating under DOT Order 95-11-28 at an annual compensation rate of $3.02 million, under a contract extending through November 10, 1996. The Company appealed this emergency reduction in compensation effective November 27, 1995, resulting from the decrease in overall funding by Congress, but in February its appeal was denied. The Company continued its appeal via direct talks with the DOT, obtaining the ability to make further service and adjustments without a reduction in compensation, effective April 14, 1996. The Company's operations became unprofitable after the new rate was effective, which decreased its annual compensation by approximately $500,000.

The Company continues to investigate available business opportunities in order to reduce dependence upon the Federal Government Essential Air Service Program. There is uncertainty about the future funding of this program. As part of these efforts, a non-subsidized route linking Billings and Great Falls, Montana was implemented May 15, 1995.

The Company has completed a formal operating line of credit, with First Interstate Bank, collateralized by an aircraft. The line of credit is available on a "sweep" basis, as needed.

The Company has initiated a limited stock re-purchase program, subject to all applicitable regulations. The board's commitment at this point is to acquire up to 200,000 shares on the open market. A public release has been made and a Form 8-K was filed.

On February 9, 1996, the Company filed its draft Notice of Annual Meeting and Proxy Statement for review by the SEC. Following comments, a second draft was filed May 2, 1996.

Several number of issues are being presented for approval by stockholders. Presently, the Annual Meeting of Stockholders is planned for June 10, 1996. This date could change based on the date of SEC approval of the proxy.

                      BIG SKY TRANSPORTATION CO.
                              Signature



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BIG SKY TRANSPORTATION CO.

                                                    registrant



By: /s/ Terry D. Marshall          By: /s/ Craig Denney
    Terry D. Marshall                      Craig Denney
    President & CEO                        Executive VP & Division Manager
                                           (Officer in charge of accounting)

May 14, 1996