Form 10-Q/A
period 1996-03-31
BIG SKY TRANSPORTATION CO
filed 1996-06-03
CIK 313522

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

          Notes to Financial Statements. . . . . . . . . . . . . . . . . . . 5


   Item 2.Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . . . . 6

                Part I.  Financial Information, Item 1.


                      BIG SKY TRANSPORTATION CO.
                            BALANCE SHEETS




                                          MARCH 31,1996    JUNE 30,1995
                                           (unaudited)       (audited)
            ASSETS

CURRENT ASSETS:
  Cash                                      $    144,470    $     408,457
  Restricted cash                                491,628          369,009
  Accounts receivable, net                       512,022          457,936
  Expendable parts and supplies                  254,326          241,944
  Prepaid expenses                                57,814            4,985
    Total current assets                       1,460,260        1,482,331



PROPERTY AND EQUIPMENT:
  Flight equipment                               606,000          601,867
  Facility under capital lease                   456,185          456,185
  Other property and equipment                   175,108          176,725
                                               1,237,293        1,234,777
  Accumulated depreciation and
    amortization
  Net property and equipment                     828,163          895,361

EXCESS REORGANIZATION VALUE                       10,108           10,108
OTHER ASSETS                                      26,758           26,758
                                            $  2,325,289     $  2,414,558


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current installments of long-term debt         120,050          136,930
  Current installments of capital lease
     obligations                                  15,629           14,406
  Accounts payable                               143,600           80,247
  Accrued expenses                               598,377          562,483
  Traffic balances payable and unused tickets     29,517           30,380
    Total current liabilities                    907,173          824,446

LONG TERM DEBT, excluding current
     installments                                423,312          518,901
CAPITAL LEASE, excluding current
     installments                                291,136          303,057

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


                     See notes to financial statements.

                          BIG SKY TRANSPORTATION CO.
                          STATEMENTS OF CASH FLOWS


                                                     NINE MONTHS-ENDED
                                                         MARCH 31,
                                               1996                     1995
                                           (unaudited)              (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                              $   (64,485)           $     90,871
  Adjustment to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation and amortization            69,714                 121,990
      Restructuring charges                        --                     --
      Gain on debt extinguishment                   0                 (26,450)
      (Gain) loss on equipment disposal           731                     217
      Excess reorganization value amortization
        and charge in lieu of taxes                 0                  45,146
  Changes in operating assets and excess
    liabilities:
      Restricted cash                        (122,619)                (30,655)
      Accounts receivable                     (54,086)                 25,980
      Expendable parts and supplies           (12,382)                (36,794)
      Prepaid expenses                        (52,829)                (30,340)
      Other assets                                 --                   4,629
      Accounts payable                         63,353                  12,704
      Accrued expenses                         35,894                 (75,205)
      Traffic balances payable and unused
        tickets                                  (863)                 10,548
  Net cash provided (used) by operating      _________               ________
    activities                               (137,572)                112,551

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from equipment disposals             3,565                   2,501
  Additions to property and equipment          (6,813)               (199,048)
  Hangar and maintenance facility expenditures      0                 (47,768)
  Net cash provided (used) by investing       ________               _________
    activities                                 (3,248)               (244,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                          0                  60,050
  Payments on long-term obligations          (112,469)               (109,901)
  Payments on capital lease obligations       (10,698)                 (2,508)
  Net cash provided (used) by financing      _________               _________
    activities                               (123,167)                (52,359)

Net increase (decrease) in cash and cash
  equivalents                                (263,987)               (184,123)
Cash and cash equivalents at beginning
  of period                                   408,457                 570,030
Cash and cash equivalents at end of period $  144,470              $  385,907




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

                       BIG SKY TRANSPORTATION CO.
                 MANAGEMENT DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

At March 31, 1996, the Company showed a current ratio of 1.61 and positive working capital of $553,087, compared to a current ratio of 1.8 and positive working capital of $657,885 at June 30, 1995. Total long-term debt
(including current installments) at March 31, 1996 was $850,127 (including capital lease obligations) compared to $973,294 at June 30, 1995. The Company is current on all of its debt service obligations. Stockholders' equity was $703,668 at March 31, 1996, compared to 768,154 at June 30, 1995.

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

May 31, 1996