Form 10-K
period 1996-06-30
BIG SKY TRANSPORTATION CO
filed 1996-10-21
CIK 313522

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                   THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year-Ended June 30, 1996
                      Commission File Number 0-9267


                       Big Sky Transportation Co.
          (Exact name of registrant as specified in its charter)


MONTANA                                                    81-038-7503

(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                    Identification No.)

    1601 Aviation Place
    Billings, MT                                                 59105

(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (406)245-9449

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value                      Pacific Stock Exchange

      (Title of Class)     (Name of Each Exchange on which Registered)


Securities registered pursuant to Section 12 (g) of the Act:

                           Title of Each Class
                                  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2)
has been subject to such filing requirements for the past 90 days.
       Yes  X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X

Aggregate market value (based on average of bid and ask price) of voting stock held by nonaffiliates of registrant at August 23,1996 was $589,295.

The number of shares of each class of Common stock outstanding on
 June 30, 1996 (prior to recapitalization) was:
                    Common Stock    5,307,314         (one class)

                     Big Sky Transportation Co.

                             Form 10-K Index

                                                                   Page
PART I

    Item 1.Business
    Item 2.Properties
    Item 3.Legal Proceedings
    Item 4 Submission of Matters to a Vote of Security Holders

PART II

    Item 5.Market for Registrants Common Equity and Related Stockholder
           Matters
    Item 6.Selected Financial Data
    Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations
    Item 8.Financial Statements and Supplementary Data
    Item 9.Disagreements on Accounting and Financial Disclosure

PART III

    Item 10.Directors and Executive Officers of the Registrant
    Item 11.Executive Compensation
    Item 12.Security Ownership of Certain Beneficial Owners and Management
    Item 13.Certain Relationships and Related Transactions

PART IV

    Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K


                       Financial Statement Index


    Independent Auditors' Report

    Balance Sheets as of June 30, 1996, 1995 and 1994

    Statements of Earnings for the years ended
    June 30, 1996, 1995 and 1994

    Statements of Cash Flows for the years ended
    June 30, 1996, 1995 and 1994

    Statements of Stockholders Equity for the years ended
    June 30, 1996, 1995 and 1994

    Notes to Financial Statements

PART I/ITEM 1.  BUSINESS

Introduction: Big Sky Transportation Co. dba Big Sky Airlines (the Company) operates as a regional/ commuter air carrier, providing scheduled passenger, freight, express package and charter services. At fiscal year-end, scheduled air service was provided to nine communities.

The Company is the successor to another corporation of the same name, incorporated in the State of Montana in 1978 and commenced flying operations in September 1978. The Company accumulated net losses of approximately $1.11 million through July 31, 1979. It reorganized as a public company in August 1979, selling 600,000 shares of its Class A common stock. At that time, it became a subsidiary of Great Plains Transportation Co. (predecessor operating Company), through the issuance of 1,000,000 shares of its Class A common stock to Great Plains Transportation Co., in exchange for substantially all of the assets and certain liabilities of the predecessor operating Company.
A second public offering of 700,000 shares of Class A common stock was completed in September 1981. Subsequently, all shares of common stock were merged into a single class. A private placement of 500,000 shares of preferred stock was completed in February 1988 (later converted to common).

The Company filed a voluntary petition for Reorganization in March 1989. Its Plan was confirmed in July 1991 and the case closed in June 1992. To date, the Company believes that it has met all requirements of the Plan.

The Company's present route system is designed around the regional air service hub of Billings, MT. Passengers and freight are transported within the Company's route system and in conjunction with other carriers. Services between the hub and seven isolated communities in Central/Eastern Montana are performed under contract with the U.S. Department of Transportation's Essential Air Service (EAS) program. In addition, the Company provides non-subsidized service between Billings, MT and Great Falls, MT. The Company operates daily scheduled flights, which provide well-timed interline connecting services, as well as convenient local market services.

The table below lists the cities served by the Company as of June 30, 1996 and the month in which service was inaugurated:
                  City/State           Service Inaugurated
           Billings, Montana                Sep. 1978
           Glasgow, Montana                 Jul. 1980
           Glendive, Montana                Jul. 1980
           Havre, Montana                   Jul. 1980
           Lewistown, Montana               Jul. 1980
           Miles City, Montana              Jul. 1980
           Sidney, Montana                  Jul. 1980
           Wolf Point, Montana              Jul. 1980
           Great Falls, Montana             May 1995

In June 1985, the Company and Northwest Airlines, Inc. signed joint marketing agreement, under which the Company became a Northwest Airlink code-sharing affiliate. The Airlink agreement expired in mid-July 1990 and was not renewed. In 1990, the Company resumed operation of services under its own trade name and two-letter designator code, as it did prior to 1985, emphasizing relatively equal interline relationships with the six other carriers serving the immediate region, including Northwest, United, Delta, Continental, SkyWest (Delta Connection) and Horizon Air (affiliated with Alaska and Northwest).

In July 1993 the Company joined Continental Airlines' OnePass frequent flyer bonus program, under which Big Sky's passengers were eligible to earn 500 miles credit toward future transportation on Continental, Continental Express, Big Sky or any one of twelve other carriers throughout the world. This change added value to the Company's product and encouraged patronage; however, with Continental's system realignment, effective July 15, 1994, and ultimately its departure from Billings, the relationship was terminated. Effective September 1994, the Company entered a similar agreement which also included code-sharing with Frontier Airlines Inc., a Denver-based carrier. Frontier terminated its Montana routes effective September 25, 1995, which resulted in termination of this agreement. Presently, the Company markets its services under its own code.



Capacity and Routes: In October 1989, consistent with its Plan of Reorganization, the Company terminated all scheduled services in several competitive Western Montana/Spokane markets. Its route system was reduced to eight essential air service communities and their two designated hubs, including Williston and Bismarck, ND. Effective May 10, 1993, services at the latter two cities were terminated (see Subsidized Routes, below). As a result, all points currently served by the Company are located in Central /Eastern Montana, including Great Falls.

Effective May 1995, the Company extended service to Great Falls, MT with two daily flights, service levels were increased in October 1995 when Frontier Airlines terminated its services. This new service has met performance goals and is contributing incremental profits.

Subsidized Routes and Plans: Since mid-1980, the Company has been a continuous contract-holder under the U.S. Department of Transportation's (DOT's) essential air service (EAS) Program, which was established under the Airline Deregulation Act of 1978 (the "Deregulation Act"). This Act provided for gradual decontrol of routes and fares and the complete elimination of the Civil Aeronautics Board (CAB) by 1986, with the transfer of its remaining authority to other federal departments and agencies. Responsibility for administration of the EAS Program was transferred to the Department of Transportation (DOT) in early 1985.

The Deregulation Act generally enabled carriers to discontinue serving communities on 90-days notice, if such action would not deprive such city of service defined as "essential" air transportation. If service is determined to be "essential," a carrier seeking to discontinue service may be required to continue service until the DOT finds a replacement to provide the "essential" air transportation. The DOT may pay a subsidy to the replacement carrier, if necessary, to induce the replacement carrier to serve an essential air service market. If an airline desiring to terminate its service to an essential point is required to remain in the market, the DOT is required to compensate that carrier for losses incurred after the 90-day notice period.

Under the essential air service provisions (Section 419) of the Airline Deregulation Act of 1978 and DOT administrative policy, carriers providing acceptable service are entitled to continue providing service throughout their contract period. Big Sky has a record of providing acceptable service to the communities in its region for over fifteen years. Events which could prompt contract cancellation or non-selection include if the carrier is not re-selected due to selection of a competitor or if the carrier goes out of business.

As a result of the Federal Airport and Airways Improvement Act of 1987, the government became further obligated to maintain essential air services to numerous smaller communities around the Nation, including those presently served by the Company. The original EAS Program was scheduled to terminate in October 1988; however, the above-cited Act extended it through 1998.


Supplemental EAS program funding to support enhanced services began in 1992, including certain services in Central/Eastern Montana and Western North Dakota. The annual rate was $3.6 million, upon commencement of "all-Metro" (15-passenger, pressurized Metroliner turboprop aircraft) service, through February 28, 1993. The rate was scheduled to increase to $3.69 million for the year-ended February 28, 1994.

Order 92-9-49 provided a comment period for interested persons having objections or alternative proposals with respect to the selection of Big Sky Airlines to serve the eight Montana and North Dakota communities under the terms and conditions set forth in the Order. Subsequently another carrier was selected to serve the North Dakota locations. Big Sky ceased services in this market on May 10, 1993. The Company's compensation for continued service to the seven (7) Montana cities and Billings, MT, was set at $3.49 million through November 30, 1994 (Orders 93-3-40 and 93-4-49).

In August 1994, the Company finalized negotiations for a new annual subsidy rate of $3.5 million for the period December 1, 1994 through November 30, 1996. Subsequently a competitive proposal for all seven EAS Montana communities was filed by another carrier, the same airline that filed a competitive proposal in October 1992 for services to Williston and Bismark. Ultimately, the competitor withdrew its proposal and the terms of Order 94-10-4, selected Big Sky to provide services through November 30, 1996.

The Company's current EAS contract extends through November 30, 1996, however in late October 1995, the House/Senate Conference Committee limited funding of the program in FY 1996 to $22.6 million, subject to certain recommendations including that all points continue to be served despite the overall 30% reduction in funding. The resulting deficit caused the DOT to require certain reductions program-wide. Big Sky was forced to reduce services in late November 1995 and again in April 1996. Despite service adjustments permitted simultaneously, the impact was a significant reduction in essential air service revenues and profitability commencing in late November 1995 (refer also to "1996 Compared to 1995" at page 12).

The company's current contract expires November 30, 1996. The company has submitted its proposal for a new contract for the period December 1, 1996 through September 30, 1998. Funding of $25.9 million in FY 1997, $3 million higher than in FY 1996, has been approved. Also in October 1996 the FAA Re-authorization Bill was approved, including a provision for permanent funding of EAS starting in October 1998. Total funding available under the new program is estimated at $50 million annually, which may provide opportunities to restore lost services.

The Company's near-term business plan, as well as its Plan of Reorganization are based primarily on continued operation as an EAS contract carrier. However, it is examining various growth and diversification strategies, as well as several specific opportunities. The Board maintains a Future Planning Committee, which meets monthly, to foster and supplement management planning efforts. In mid-1995, the Company hired a special assistant of new business development to spearhead acquisition and merger efforts as part of a management business development committee. In December 1995 this position was converted to full-time.

Rates: The Company's basic rates are established on the basis of its cost structure, the level of federal subsidy support provided and competition.
The Company offers discounted fares in certain local markets, designed to stimulate new traffic. It also participates in joint rate arrangements with other carriers. It maintains attractive joint fares in conjunction with these carriers, offering savings, as well as convenience, to connecting passengers. Currently the revenues from all joint fares are divided on the standard straight-rate prorate basis.

The Company's average system yield per passenger mile for FY 1996 was 30.68 cents compared with 31.5 cents in 1995, 31.7 cents in 1994, 34.9 cents in 1993, 36.2 cents in 1992, 42.6 cents in 1991 and 36.5 cents in 1990. The higher average yield in 1990 and 1991 primarily was due to the Company's substantial down-sizing and increased reliance on EAS markets. The yield changes in recent years primarily are attributable to fare prorates, demand factors and industry discounting.

Fuel: The availability of adequate jet fuel and aviation gasoline has not been a constraining factor on the Company's past operations; however, it cannot be assured of adequate supply nor that current prices will prevail.

In the event of a widespread shortage, suppliers likely would allocate among their customers and provide less than minimum contract volumes. Although the Company believes its present suppliers will continue to provide sufficient fuel in the near term, and that the price generally will be stable, it is unable to make any accurate long-range assessment as to fuel availability or price. In the longer term, it is expected that fuel price changes will be appropriately reflected in fare levels and EAS subsidy compensation. No supply problems have been experienced, nor are anticipated. However, uncertainty regarding future fuel availability and price remain. Current prices reflect increases due to Gulf Area instability. Generally, EAS subsidy rates are "fixed" and do not contain an automatic adjustment provision for fuel cost changes. Currently, the EAS rate is being rebid for effectiveness December 1, 1996.

Employees: At June 30, 1996, the Company employed 70 total personnel; including 9 general and departmental management, 18 line pilots, 28 customer service managers and agents, 1 reservation agent, 7 mechanics and 7 clerical and support personnel. Approximately 15 of the customer service personnel are employed on a part-time basis.

The Company's pilots are represented by the Big Sky Pilots' Association
(BSPA), which is formally recognized by the National Mediation Board as the group's exclusive bargaining agent. Since 1982, the Company and the Association have finalized several labor agreements. The most recent agreement, scheduled to expire in June 1997, has been extended indefinitely.

The International Association of Machinists & Aerospace Workers Union (IAM) represents the Company's mechanics. Since 1982, several labor agreements have been finalized. The most recent agreement became effective May 2 , 1994 and expires on May 21, 1997.

Insurance: The Company maintains insurance coverage customary in the airline industry, with policy limits which it believes to be adequate. Coverage includes public liability, passenger liability, aircraft equipment loss or damage, baggage and cargo liability and workers' compensation.

The Company offers group health and life insurance coverage for its employees. A portion of the premium cost for group health insurance is paid by the Company. A nominal group life insurance policy for all full-time employees is provided.

Economic and Seasonal Conditions: The regional economy has strengthened over recent months. Traffic is up at most points served by the Company, facilitated by improved service, increased capacity, and lower fares.

Due to the basic nature of all services provided and the relatively high proportion of business traffic, aggregate loads on Big Sky's system are not highly seasonal. Traffic by quarter of the year typically does not vary substantially. The strongest periods are spring (quarter-ended June 30) and summer (quarter-ended September 30). Due to lower traffic and weather-related delays and cancellations, the winter period (quarter-ended March 31) generally is the weakest.

Competition: Since 1990, the Company's routes have been restricted primarily to those served under the essential air service (EAS) contract. The principal competition over these routes is surface transportation, primarily the automobile.

As of September 25, 1995, the Company no longer was affiliated through a code-share marketing relationship with a larger carrier. As of this date, Big Sky's services again were marketed via its own two letter code -- both online and interline, as a part of multi-carrier travel. Given the "non-competitive" nature of markets currently served, the impact of this change is not believed to be of major significance. Such agreement likely would be critical to service expansion plans in the region.

Under current regulations, other airlines are free to enter and exit markets, including those served by the Company, without significant regulatory restrictions. Surface transportation, primarily via the automobile, continues to be the major source of competition for passenger traffic at the EAS cities now served by the Company, particularly because some of these points are within moderate (by local standards) driving distance of regional hub airports (less than 150 miles). Special discount fares periodically offered at the hubs (such as the Billings, Great Falls, Bismarck and Minot) by major airlines, increases the motivation for the public to drive to and/or from the hub, rather than use local air service. The Company combats this problem by maintaining restricted capacity, "add-on" fares in conjunction with the major carriers. Nonetheless, major carrier discounting generally results in decreased traffic and revenues for Big Sky and cannot be controlled.

The principal competition in freight and small package business are the national franchise services provided in the region by contract operators. The name-brands represented include United Parcel Service, Federal Express and Airborne. Most U.S. Postal Service mail in the region is carried under contract by other private operators.

Regulation: All certificated airlines, including the Company, are subject to regulation by the DOT and the Federal Aviation Administration (FAA) under the Federal Aviation Act (the Act). Under the Act, the DOT has the authority with respect to granting the right to serve international markets, providing subsidy payment for service to small communities and enforcing minimum standards of customer service and rules concerning control and ownership of airlines. The FAA's jurisdiction extends primarily to the air safety provisions and environmental statutes applicable to air transportation activities.

   DOT Regulation: The Deregulation Act affected significant changes in airline regulations and provided freedom for carriers to enter and exit markets. DOT authority over market entry and exit terminated
   December 31, 1981. In essential air service markets, it retained authority to insure minimum levels of service. Although under the Act certain functions previously performed by the CAB were transferred to other government agencies, the legislation eliminated most economic regulation of the industry. The federal government currently retains jurisdiction to review certain merger and acquisition transactions involving carriers, persons controlling carriers, and persons substantially engaged in the business of aeronautics. Responsibility for administration of the Essential Air Service Program was shifted to the DOT in 1985, under the CAB sunset provisions of the Deregulation Act.

   FAA Regulation: As a FAR Part 135 carrier, the Company is subject to numerous phases of FAA regulation. Included are the certification and regulation of flight equipment; qualifications and licensing for personnel who engage in flight, maintenance and operational activities; approval of flight training activities; and enforcement of air safety standards and airport access rules. The Company has a strong compliance attitude, a good compliance record and successfully passed several NASIP (National Aviation Safety Inspection Program) inspections, the latest in 1995. The Company strives to maintain a good working relationship with the FAA and believes that its operations are in compliance with established standards and regulations. Under recent dictates the FAA's requirements have been increased effective February 1997, to meet those of larger carriers under FAR Pact 121.

   None of the airports served by the Company are "slot-restricted".
   Although its connecting services with major carriers at Billings, MT may be indirectly affected by such restrictions, the impact is not significant or unduly limiting at present.

FAA airworthiness directives required installation of the TCAS (traffic collision avoidance system) in the Company's Metro aircraft by January 1, 1996, at a cost of approximately $60,000 per aircraft.


PART I/ITEM 2.  PROPERTIES

Flight Equipment: At fiscal year-end, the Company had a scheduled fleet of three Fairchild Metroliner II (-10UA) turboprop aircraft and one Cessna 402C Utiliner backup aircraft. The Metroliners are leased and the Cessna is owned. The Cessna is not scheduled to be operated in daily scheduled passenger flights, but is used as backup and for charter services.

The aircraft operated generally are appropriate for market demands on the Company's route system. The Metro II has 16 passenger seats and the Cessna has 8 seats. The Metro II is pressurized. Both aircraft types offer fast cruising speeds, necessary due to the flight stage lengths operated. In 1996 Metroliner and Cessna average utilization per aircraft per month was 106 and 26 block hours, respectively.


Aircraft Maintenance: The Company employs certified A&P (Airframe & Power Plant) mechanics, who perform all routine maintenance and periodic inspections on its aircraft and engines. Major engine overhauls and avionics work are performed by the manufacturers or qualified outside contractors. Until August 1994, the Company leased approximately 10,000 square feet of space located at Billings Logan International Airport Industrial Park, which included limited office space for maintenance and flight management, as well as hangar space for aircraft storage and all maintenance functions, including aircraft parts inventory. In July 1994, the Company moved into a new custom-built hangar/office facility at the Billings airport. The Company maintains annual operating leases (see Note 8 to the financial statements) for hangar space at locations outside Billings for over-nighting aircraft on a seasonal, as needed basis.

The Company holds an FAA-certified repair station certificate, allowing it to perform maintenance on Garrett TPE -331 series engines. This certificate also allows the Company to perform maintenance for outside customers; however, to date, work and revenues generated by outside customers have been minimal.

Airport and Terminal Facilities: The Company leases space and provides its own ground services and customer services at eight cities currently served. At Great Falls, it contracts ground services from Northwest Airlines. A significant portion of the Company's passenger and freight business involves interline connections with other carriers serving Billings, MT; therefore, the Company maintains agreements for interline ticketing and baggage handling, as well as joint fares, with all carriers serving those points. The Company is a subscriber to the WorldSpan computerized reservations system, which provides direct multi-lateral links to the national reservations systems of all major carriers, as well as access by travel agencies.

General Offices: The Company's general offices, are located at 1601 Aviation Place, just east of the terminal at Billings Logan International Airport. An adjacent modular building is leased to accommodate administrative and training needs.


PART I/ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in a claim related to an employee. Management believes it has meritorious defenses against the claim and intends to vigorously defend the matter. Due to the preliminary stages of the complaint, however, management is unable to determine the possible impact of financial position or results of operations of an unfavorable outcome, if any.

Under the Plan the Company may not pay any cash dividend unless all claims under the Plan, including secured claims, are satisfied in full under the terms of the Plan. The Plan provides for payments to claimants through 2001.


PART I/ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year-ended June 30, 1996, there were no special meetings or votes of the stockholders. The annual meeting for fiscal 1996 was held late (in July 1996) due to the complexity of matters in the proxy statement and awaiting regulatory approvals. Contained in the proxy statement were the following business items, each properly approved by the stockholders: 1) election of directors, 2) ratification of independent auditors, 3) ratification of open market repurchase plan, 4) approval of 1996 stock option plan, 5) ratification of special stock option plan, 6) approval of 1996 stock bonus plan, 7) approval of organizational restructure plan and 8) approval of plan of recapitalization.

A detailed description of these items may be found in the company's notice of annual meeting and proxy statement, dated June 14, 1996, which was filed with and approved by the Securities and Exchange Commission.


PART II/ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

Since August 1980, the Company's common stock has been continuously listed on the Pacific Stock Exchange (PSE). The stock trading symbol is "BSAP".

The following table, based on total monthly report statistics as received from the PSE, sets forth the range of high (high of monthly high averages) and low (low of monthly low averages) sales prices of the Company's common stock by quarter during fiscal years 1994, 1995 and 1996. All shown data is pre-recapitalization, bid prices represent quotations between dealers and do not include retail markups, markdowns or commissions, and may not represent actual transactions.

Quarter-Ended             High ($)                      Low ($)

Fiscal Year 1994:
        09/30/93        .2500 Aug./Sep.          .1875 Aug.
        12/31/93        .2500 Oct./Nov./Dec.     .1562 Dec.
        03/31/94 1/     .3437 Jan.               .1562 Jan.
        06/30/94 1/     .2500 Apr./Jun.          .1562 Apr.

Fiscal Year 1995:
        09/30/94        .2500 Jul./Sep.          .1563 Jul./Sep
        12/31/94        .2500 Nov.               .1563 Nov.
        03/31/95 1/     .2500 Mar.               .2188 Mar.
        06/30/95 1/     .2500 Apr./May/Jun.      .1875 Jun.

Fiscal Year 1996:
        09/30/95 1/     .2500 Jul./Sep.          .1875 Jul./Sep.
        12/31/95 1/     .2500 Nov./Dec.          .1875 Nov./Dec.
        03/31/96 1/     .2188 Jan./Feb.          .1875 Jan./Feb.
        06/30/96        .2188 Apr./May/Jun.      .1875 Apr./May/Jun.

        1 No Trading reported in Feb., May, Aug., Oct. 1994, Feb., Aug., Oct. 1995, and Mar. 1996.


According to records maintained by the Company's transfer agent, Continental Stock Transfer & Trust Co., the Company had 1,378 holders-of-record of common stock as of June 30, 1996.

Except for stock dividends paid through December 1988 under the 1988 Preferred Stock Sale Agreement, the Company has paid no cash or stock dividends. The Company anticipates no payment of cash dividends on its common stock in the foreseeable future.

In connection with the Company's Reorganization, on November 19, 1990, the PSE temporarily suspended trading of the Company's common stock. The Plan was confirmed July 16, 1991 and trading was re-instated effective
November 11, 1991. Trading has continued without interruption since November 11, 1991.


In late 1994, the Company was notified along with all other companies listed on the PSE that new listing rules were being implemented in January 1995, which would alter certain quantitative requirements for securing new listings and maintaining existing listings. At that time, the Company was alerted that it was deficient in one area, that being price per share. Immediately, the Company opened a dialogue with the PSE and others to determine what could be done to prevent possible delisting of its stock and to insure continued
listing and trading status.   In May 1995, the PSE expressed concern that a
second parameter, that being market valuation (market value of shares held by non-affiliates/insiders based on bid price), also had become deficient. During the summer, following extended consultations, the Company presented to the PSE staff and equity listings committee a recapitalization plan designed to ultimately correct both deficiencies. The recapitalization plan was implemented in August 1996. Resolution of the foregoing deficiencies, it should be noted, also would be aided by successes in the priority area of new business development. There can be no assurance that the measures implemented by the Company will have the desired and necessary effects.


PART II/ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data on the next page have been taken from the audited financial statements of the Company. The information set forth below should be read in conjunction with "Management Discussion and Analysis of Financial Condition and Results of Operations" under item 7 and the financial statements and related notes included under Item 8.

On July 16, 1991 the Company emerged from bankruptcy. As described in Note 1 to the financial statements included elsewhere herein, the Company accounted for the Reorganization as of September 30, 1991 and adopted "Fresh Start" reporting. As such, the selected financial data for periods prior to October 1, 1991 are not comparable to subsequent periods since they represent the financial position of the reorganized entity on a differing basis of accounting.

Statement of Operations Data:
                              Year-Ended

                      6/30/96    6/30/95      6/30/94     6/30/93     6/30/92
Operating revenues $5,055,907 $5,149,127   $4,971,152  $5,330,284  $4,752,123
Operating expenses $5,022,109 $5,027,135   $4,790,253  $5,101,233  $4,469,845
Operating Income   $   33,798 $  121,992   $  180,899  $  229,051  $  282,278

Income before
extraordinary item $    3,497 $   36,825   $   76,303   $  106,622  $ 169,537

Extraordinary item-debt
extinguishment     $  ---     $   16,280   $ ---        $ ---       $ 953,469

Net income         $   3,497  $   53,105   $   76,303   $  106,622  $1,123,006

Earnings per common
and common equivalent
share:  Income before
extraordinary item $  ---      $    .04    $     .07     $   .10    $    .*


Extraordinary item $  ---      $    .01    $ ---         $ ---      $ ---

Net Income         $  ---      $    .05    $     .07     $   .10    $    .*

Weighted average
number of common and
common equivalent
shares outstanding ** 1,044,100  1,043,772  1,043,772   1,043,772    1,043,772

* Earnings per share information for year-ended 6/30/92 is not presented as it is not considered comparable.
** Shares outstanding are shown post-recapitalization.


Balance Sheet Data:

                                   JUNE 30,

                   1996        1995         1994          1993         1992

Current assets  $1,512,962  $1,482,331   $1,770,530   $1,841,626   $1,603,832
Current
liabilities     $  851,832  $  824,446   $1,032,585   $1,002,071   $  865,817

Total assets    $2,311,365  $2,414,558   $2,711,770   $2,443,728   $2,429,712
Total long-term
debt, net of
current
maturities      $ 684,132   $  821,958   $  964,136   $  802,911   $1,031,771

Stockholders'
equity          $ 775,401   $  768,154   $  715,049   $  638,746   $  532,124


PART II/ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

The following table sets forth certain statistics relating to the operations of the Company during the periods indicated.

                                   Operating Data for the Year-Ended June 30
                                       1996 1/     1995 2/     1994 3/

Passengers carried                   28,070      21,251      20,767
Revenue passenger miles (000's)       5,523       4,299       4,262
Available seat miles (ASMs)(000's)   17,190      16,679      16,808
ASMs including charters (000's)      17,190      17,344      16,808
Average passenger load factor (%)     32.13        25.8        25.4
Aircraft miles (000's)                1,171       1,124       1,145
Average yield per passenger mile      30.68       31.52       31.69
  (cents)
Operating cost per ASM (cents)        29.14       30.87       28.50
Freight pounds enplaned              96,704      68,999      80,338
Operating break-even load factor
(% including subsidy)                 31.78       25.23       24.43

Size of fleet:
   Metroliner                             3           3           4
   Cessna 402C                            1           1           1
  Total Fleet Size                        4           4           5

Communities served                        9           9           8


1 One Metroliner was returned to its lessor April 1996 following the Department of Transportation's reduction order of November 1995.

2  Service to Great Falls inaugurated May 15, 1995.

3 The Company discontinued service to Williston and Bismarck, North Dakota effective May 10, 1993.


1996 Compared to 1995: Operating revenues decreased $93,220 or 1.8%. Operating results in FY 1996 were detrimentally impacted by the DOT's reduction order, effective November 27, 1995, which cut compensation for EAS services by approximately $500,000 annually. Passenger revenues increased $212,351 or 14.2% to total $1,704,430. The passenger load factor increased to 32.13% in FY 1996 compared to 25.8% in FY 1995. Yield per revenue passenger mile changed from 31.52 cents in FY 1995 to 30.68 cents in FY 1996. Freight revenues increased $11,041 or 11.8%. Public service revenues totaled $3.2 million in FY 1996, a decrease of $347,322 or 9.8%. Capacity (available seat miles) increased .03% between FY 1995 and FY 1996.


Operating expenses decreased $5,026 or .1% as follows:
                                    Year-Ended           Increase(Decrease)
                             6/30/96       6/30/95       Dollars    Percent
Operating Expense Category
Flying Operations        $ 1,825,277   $ 1,882,287     $ (57,010)    ( 3.1)
Maintenance                1,214,150     1,361,733      (147,583)    (10.8)
Traffic                    1,313,170     1,169,182       143,988      12.3
Marketing                     49,111        44,662         4,449      10.0
General & Administrative     620,401       569,271        51,130       8.9

  TOTAL                  $ 5,022,109   $ 5,027,135      $( 5,026)       .1

The decrease in flight expenses is attributable to costs associated with providing charter services during FY 1995. The additional aircraft obtained to perform charters was returned to its lessor in March 1995. The decrease experienced was despite an increase in fuel costs by $95,104 in FY 1996. Fuel consumption for the quarters ended June 30, 1996 and 1995 averaged 82.9 and
83.36 gallons per block hour for the metro aircraft.

Maintenance costs decreased substantially in FY 1996. Primarily in the areas of maintenance materials and metro engine repairs. These accounts decreased $151,873 from the previous fiscal year. These costs may be impacted in FY 1997 due to up-coming scheduled aircraft engine hot section inspections.

Traffic expenses increased 12.3% FY 1996 over FY 1995. Increases were seen in traffic commissions and CRS (passenger reservation) charges along with the largest increase in traffic liability insurance of 75% to $175,560. The company does not expect the same dramatic increase in liability insurance during the next fiscal year.

Marketing increased $4,449 or 10% from FY 1995 to FY 1996. Increases were seen in personnel and memberships & subscriptions, while the charter related accounts, such as catering and advertising decreased with the reduction of charter activity.

General and administrative increases in legal fees, personnel and directors fees were some what offset by reductions in amortization and depreciation expenses.

Interest expense decreased $1,101 or 1.4%. This is mostly attributable to the reduction of interest on the engine loan that was paid in full in February, 1996. The decrease in interest income of $4,486 or 12.7%, is directly related to the reduction of cash associated with the loss incurred during the third quarter of $61,921.

The year-ended June 30, 1996 generated an operating profit of $33,798 and a net profit of $3,497. FY 1996 results include $3,267 charges in lieu of taxes applied to the excess reorganizational value. The charges in lieu of taxes are a result of "Fresh Start" accounting and reduce excess reorganizational value as pre-confirmation net operating tax loss carryforwards are realized. Operating results in FY 1996 were detrimentally impacted by the DOT's reduction order, effective November 27, 1995, which unilaterally and on short notice breached the company's contract and cut compensation for EAS services by approximately $500,000 annually. The company's current contract expires November 30, 1996 and a proposal for renewal has been submitted. Also the company has filed a claim with the DOT for supplemental compensation due to the subsidy shortfall caused by the reduction order, in the amount of $149,054. To the extent there are proceeds from this claim, they will be booked in FY 1997.


1995 Compared 1994: Operating revenues increased $177,975 or 3.5%. Passenger revenues increased $122,393 or 8.2% to total $1,492,079. The passenger load factor remained basically unchanged at 25.8% in FY 1995. Yield per revenue passenger mile changed little from 31.69 cents in FY 1994 to 31.52 cents in FY 1995. Freight revenues decreased $3,325 or 3.5%. Public service revenues totaled $3.55 million in FY 1995, an increased of $70,250 or 2%. Capacity (available seat miles) increased 3.1% between FY 1994 and FY 1995. The increase mostly was attributable to the charters performed during FY 1995.

Operating expenses increased $236,882 or 4.7% as follows:
                                      Year-Ended         Increase(Decrease)
                                 6/30/95      6/30/94    Dollars    Percent
Operating Expense Category
Flying Operations            $ 1,882,287  $ 1,751,240    $ 131,047     7.0
Maintenance                    1,361,733    1,168,186      193,547    14.2
Traffic                        1,169,182    1,142,128       27,054     2.3
Marketing                         44,662       71,927     (27,265)   (37.9)
General & Administrative         569,271      656,772     (87,501)   (13.3)

  TOTAL                      $ 5,027,135  $ 4,790,253    $ 236,882     4.7



The increase in flight expenses is attributable to costs associated with providing charter services. The additional aircraft obtained to perform charters was returned to its lessor in March 1995.

Maintenance increases were primarily for Metro engine repairs, totaling $158,830 for FY 1995.

Traffic expenses rose due to costs involved with the start-up of Great Falls service and a substantial increase in liability insurance of $27,594 (38%) over FY 1994. The Company expects these trends to continue in FY 1996.

Marketing expenses decreased $27,265 or 37.9%. Decreases were experienced in memberships and subscriptions. Costs associated with the Company's participation in the Continental Airline OnePass frequent flyer program were not incurred in FY 1995.

General and administrative expenses decreases were experienced due to the one-time cost of a settlement on an aircraft lease dispute in FY 1994 and a change in allocating employee insurance benefits in FY 1995.

Interest expense increased $7,317 or 8.9%. This is mostly attributable to the interest on the hangar facility loan. Interest income increased $5,544 or 15.6%, due to interest received on certificates of deposits required by aircraft and hangar lease agreements.

The year-ended June 30, 1995 generated an operating profit of $121,992 and a net profit of $53,105. FY 1995 results include charges in lieu of taxes of $25,300 from continuing operations and $8,400 applied to the extraordinary item. The charges in lieu of taxes are a result of "Fresh Start" accounting and reduce excess reorganizational value as pre-confirmation net operating tax loss carryforwards are realized. Net profit, without the $33,705 charges in lieu of taxes for "Fresh-Start" reporting, would have been $86,805.

The year-ended June 30, 1994 generated an operating profit of $180,899 and a net profit of $76,303. FY 1994 results include a current tax expense of $20,755 and a $47,500 charge in lieu of taxes. Net profit, without the $47,500 charge in lieu of taxes for "Fresh-Start" reporting, would have been $123,803.


Impact of Inflation and Changing Prices: In addition to its local fares and joint fares with other carriers, the Company offers special promotional fares. These fares, which may include special travel and/or ticketing restrictions, offer substantial discounts. They are designed to stimulate new traffic, while not diluting revenues from traffic traveling on regular fares.

The cost of jet fuel and aviation gasoline used by the Company could fluctuate within a wide range in the foreseeable future due to instability in the OPEC region. While no supply shortages presently exist, long-term availability of supply and future fuel costs cannot be predicted. Shortages and/or increased costs could adversely affect the Company and the airline industry generally.

The regional airline industry is capital intensive. While it is forecast that the existing cash balance should be sufficient to meet near-term future obligations, it is possible that additional borrowing with related debt-service requirements may be required. The magnitude and timing of such requirements will depend upon the Company's ability to continue to generate profits from operations.


Liquidity: A review of current liquidity for the last three fiscal years is presented in the following chart:

                             Working Capital   Current Ratio


June 30, 1994                   $ 737,945           1.7:1

June 30, 1995                   $ 657,885           1.8:1

June 30, 1996                   $ 661,130           1.8:1


Capital Resources: A review of the capital resources for the last three fiscal years is presented below:

                                    Long-term Debt
                                     (excluding         Stockholders'
                                   current portion)        Equity

 June 30, 1994                      $ 964,136            $ 715,049

 June 30, 1995                      $ 821,958            $ 768,154

 June 30, 1996                      $ 684,132            $ 775,401


Liquidity and Capital Resources: The Company's balance sheet reflects cash and cash equivalents of $360,668 at June 30, 1996. Total current assets, including cash, were $1,512,962 compared to total current liabilities of $851,832, resulting in working capital of $661,130 and current ratio of 1.8:1.

Cash provided by operating activities for the fiscal year ended June 30, 1996 was $62,907. The DOT's reduction order effective November 27, 1995, a discussed above, detrimentally impacted the company's cash position during the period. The company has filed a claim in the amount of $149,504, reflecting the compensation shortfall through June 30, 1996. This is attributed primarily to the gain on disposed equipment and inventory held for sale. Cash provided by investing activities for the fiscal year ended June 30, 1996 was $36,624, consisting mainly of proceeds received on the sale of an aircraft engine. Cash used by financing activities for the fiscal year ended June 30, 1996 was $147,320 for payments on long- term debt and capital lease obligations.

The Company changed its banking relationship in June 1993. All local bank accounts, except for one escrow account used to deposit funds from the sale of excess inventory related to Chapter 11 reorganization, were relocated to First Interstate Bank. This action was taken in an effort to develop an improved banking relationship. The Company's previous bank was unwilling to provide any additional capital since the Chapter 11 filing (March 1989), primarily as a result of the settlements with creditors as part of the Chapter 11 Reorganization. All of the Company's unencumbered assets are held as collateral to support the bank debt.

Operating leases include station office facilities, land and three
Metroliner II aircraft. Non-cancelable operating lease commitments in excess of one year totaled $673,450 at June 30, 1996.

Stockholders' equity was $775,401 at June 30, 1996, compared to $768,154 at June 30, 1995 and $715,049 at June 30, 1994. The increased equity from
June 30, 1994 to June 30, 1996 is the result of profitable operations. Total long-term debt (including current installments) at June 30, 1996 was $822,224 (including capital lease obligations) compared to $973,294 at June 30, 1995 and $1,090,547 at June 30, 1994. At June 30, 1996, the long-term financial commitments of the Company were: 1) debt of $219,923 with the FAA (Federal Aviation Administration) for the pre-reorganization purchase of a Metroliner II aircraft; 2) debt of $88,556 to the unsecured creditors electing the cash option; 3) bank debt of $210,688 for pre-reorganization working capital/engine overhaul loans; 4) capital lease obligation of $287,022 for a general office/ maintenance hangar facility and the x-ray equipment for passenger security screening located at the Billings airport. Pursuant to the Plan of Reorganization, total payments to the unsecured creditors were scheduled to be $37,500 each September through 1999 (a total of eight annual payments). In September 1994, the Company offered all unsecured creditors a discounted prepayment option whereby each creditor could elect to receive two annual payments to fully satisfy any unsecured claims against Big Sky Transportation Company under the Chapter 11 Plan. As a result, future annual payments have been reduced to $27,937, distributed on a pro-rata calculation. The Plan of Reorganization allowed payments of interest only on certain debt (the FAA and the bank), for a period of twelve and twenty-four months following Plan confirmation, respectively. Principal/interest payments were resumed on the FAA debt and bank debt
August 1, 1992 and August 1, 1993 respectively. Per Court stipulation, the bank receives 75% of proceeds from excess inventory sales (for parts and furnishings that were considered excess inventory at Plan confirmation) on collateral supporting their debt. At June 30, 1995, all Jetstream parts related to this provision had been liquidated.

Big Sky is currently providing essential air service under a DOT contract pursuant to Order 94-10-4 as amended by Order 95-11-28, at an annual rate of $3.2 million. This contract expires November 30, 1996, however, a proposal to renew the contract has been filed with the DOT. Big Sky has held this contract continuously since mid-1980, has excellent performance and safety records and enjoys strong community and state support; therefore, it is optimistic about securing a new contract.

The EAS program funding for FY 1997 has been fixed at $25.9 million, up
$3 million from FY 1996. Furthermore, a new permanent funding source (a tax on foreign commercial carrier overflights) to support rural air service was approved by the 1996 Congress (the Rural Air Service Act), and will become effective October 1997. It is estimated the funding for this revitalized program will be up to $50 million annually for rural air service with any surplus to go to rural safety programs. The Act eliminated the previous 1998 sunset for the EAS program. Also the Act provides that any excess in collections above $70 million in FY 1997 will be available to supplement regular appropriations. These developments increase the stability of essential air services, both from the perspective of the communities and the carrier, and should offer the potential for service enhancement. Despite these positive developments, the company will continue its investigation of new business opportunities in order to broaden its base and reduce future dependency on the EAS program.

The Company is based at a maintenance hangar/general office facility located at Billings Logan International Airport. The Company is leasing this facility and land from a member of the Board of Directors. The hangar is treated as a capital lease. In addition, the Company leases a modular office from a third party. The loan interest rate on the capital lease is 8.5 percent with principal due on a 20 year amortization with a five year balloon payment. It is the intent of the building owner and Big Sky to refinance the debt after five years, hopefully on similar terms. The Company has purchase options at 5, 10, 15 and 20 years and a right of first refusal upon approval by the owner of sale of his interests to a third party. At June 30, 1995, the Company had paid $156,185 as equity in the building. The land sublease has a 20 year term.

By December 31, 1995, all of the Companys leased Metroliner aircraft were required to be equipped with a traffic collision avoidance system (TCAS).
The cost of retrofitting the aircraft was approximately $60,000 per aircraft. In 1996, the FAA finalized modifications to Part 135 of the Federal Aviation Regulations ("FAA Regulations") under which the Company is presently operating. These modifications impose additional duties on the Company with respect to operations similar to the requirements of Part 121 of the FAA Regulations, which generally have governed carriers operating larger aircraft. The modifications are proposed to become effective in March 1997. The financial impact on the Statement of Operations is estimated to be $134,671 in FY 1997.

Seasonality: The Company experiences lower passenger load factors during the months of January through April. This seasonality can be attributed primarily to relatively difficult winter weather operating conditions in the Companys principal area of operations, resulting in fewer vacation and other discretionary trips and reduced business travel during those months. These seasonal factors have generally resulted in reduced revenues, profitability and cash flow for the Company during those months.

PART II/ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements commencing at F-1.


PART II/ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE
None.


PART III/ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors/Executive Officers: Executive officers of the Corporation are elected by and serve at the discretion of the Board of Directors. No arrangement exists between any executive officer and any other person or persons pursuant to which any officer was or is to be selected as an executive officer. None of the executive officers has any family relationship to any nominee for director or to any other executive officer of the Corporation.

Name:  Executive Office(s) held with
       Big Sky Transportation Co.
       Principal Occupation, Outside           Director   Stock    % of
       Directorships & Education (a)    Age    Since      Owned(b) Class(i)

Jack K. Daniels
Vice Chairman & Assistant Secretary
of Big Sky TransCo since April 1995.
Former Owner and President Servair
Accessories, Inc., fixed-base aviation
operator, Williston, ND; Chairman,
North Dakota State Aeronautics
Commission; Treasurer, National
Committee of Cities and States for
Airline Service.                        71     1990       73,350(c)  1.4

Craig Denney
Executive Vice President and Division
Manager, December 1995 to date; Vice
President of Service & Operations,
Chief Operations Officer of Big Sky
TransCo 1989 to December 1995;
Secretary, April 1995 to date.
Station Manager, Director of Customer
Service, Director of Ground Services
& Vice President of Ground Services
with Big Sky TransCo (1978-1988);
Transportation Agent with Northwest
Airlines, Inc. in Great Falls and
Butte, MT. (1974-1978).  Chairman,
Air Carrier Advisory Committee,
Billings Logan International Airport
(1990-1996); Member Aviation Program
Advisory Council, Rocky Mountain College
(1995-1996).  A.A. Aviation
Administration, Anoka Ramsey Jr. College
(Minnesota).                            43     1995       32,102(d)  0.6

Stephen D. Huntington
Principal, Mountain West Management
and Northern Rockies Venture Fund,
Helena, MT. Manager, Corporate
Development & Finance, MSE Inc.,
Butte, MT.; Director, Montana Private
Capital Network; Director, Environmental
Reclamation Northwest, LLC; Director,
MSE-HKM Engineers, Inc.; Director, MSE
Technology Applications, Inc.  B.A.
Political Science; Graduate Studies in
Law & Public Administration, University
of Montana.                             40     1995       8,333(e)   0.2

Jon Marchi
Chairman of the Board & Treasurer of
Big Sky TransCo since April 1995,
Secretary 1991-1995.  President, Marchi
Angus Ranches, Polson, MT; Director/
Chairman Glacier Venture Fund, Montana
Small Business Investment Corporation;
Director/Chairman Development
Corporation of Montana; Director/
President Montana Private Capital
Network; Director, Montana Community
Finance Corporation; Director,
Montana Business Connections; Director
College of Business Advisory Board- MSU
Billings; Director, Montana SBA
Advisory Council; Elected Trustee
school District #35, Lake County,
Montana.  B.S. Business & M.S. Finance,
University of Montana.                  50     1979       227,644(f) 4.3

Terry D. Marshall
President & CEO Big Sky TransCo since
1980; Chairman (1991-March 1995), Vice
President Planning (1979-1980) and
Director Market Planning (1979).
Employed by Hughes AirCorp d/b/a
Hughes AirWest (1972-1978), TAP, Inc.
Economic & Aviation Consultants (1970-
1972) and Ford Motor Corporation (1969-
1970).  Past Board member and officer,
Regional Airline Association; past
member, Montana Board of Aeronautics.
B.S. Economics & Business, Montana
State University; M.S. Economics,
Oregon State University.                51     1980       124,843(g) 2.4

Alan D. Nicholson
Owner & President Nicholson, Inc.,
commercial real estate development,
Helena, MT; President-elect, Helena
Area Chamber of Commerce; Member,
Montana State University Foundation
Board; Member, President's Council,
Carroll College; First Vice President,
Montana Ambassadors.  B.S. Mathematics
& Physics, Montana State University;
M.A. Mathematics, Northwestern
University.                             56     1994       63,350(h)  1.2

(a) The Corporation's present officers and Board leadership were elected in August 1996. Except as indicated above each of the nominees and directors held the outside positions shown above, or other executive positions with the same business for the past five years. All were elected as directors by the Stockholders at the last Annual Meeting.

(b) Shares shown represent only outstanding shares of Common Stock beneficially owned, both directly and indirectly, as of October 1, 1996, as well as options exercisable, per notes below. Percent of class is shown to the nearest tenth of a percent. Beneficial ownership shown represents sole voting and investment power. Stock is shown as pre-recapitalization.

(c) 53,350 shares beneficially owned, plus options to purchase 20,000 shares exercisable or exercisable within 60 days of above-stated date. Includes director stock option award for service 1995-96.

(d) 852 shares beneficially-owned, plus options to purchase 31,250 shares exercisable or exercisable within 60 days of above-stated date.

(e) 8,333 shares exercisable or exercisable within 60 days of above-stated date. Includes director stock option award for service 1995-96.

(f) 207,644 shares beneficially-owned, plus options to purchase 20,000 shares exercised but certificates issued. No shares exercisable or exercisable within 60 days of above-stated date. Includes director stock option award for service 1995-96.

(g) 56,093 shares beneficially-owned, plus options to purchase 68,750 shares exercisable or exercisable within 60 days of above-stated date.

(h) 53,350 shares beneficially-owned, plus options to purchase 10,000 shares exercisable or exercisable within 60 days of above-stated date.

(i) Percent stock owned, plus options are of total common shares outstanding. Note that all options may not be exercised.


Section 16(a) Compliance: Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who own more than ten percent of the Company's common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater that ten percent shareholders ("Insiders") are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended June 30, 1996, all Section 16(a) filing requirements applicable to Insiders were complied with.

PART III/ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table: As required by regulation, the table below sets forth in detail compensation of the President/CEO and compensation for any other officer(s) having total annual gross income of $100,000 or greater, of which there were none.


                                             Long-Term
                                             Compensation
Name/Principal         Annual Compensation   Stock Options  All Other
Position         Year  salary/bonus/other    (#Shares)(1)   Compensation(2)

Terry D.Marshall 1996  $74,267/$3,815/none    none          $9,000
President/CEO    1995  $77,469/$5,676/none    25,000        $10,800
(Chairman
9/91-4/95)       1994  $74,200/$9,396/none    none          $10,800

(1) Shares shown as pre-recapitalization.

(2) Effective 9/1/91-12/31/95 includes compensation to recognize added board duties and responsibilities and includes an amount to fund Board-required insurance program.

Board Compensation: At June 30, 1996, the Company had six officers and directors. The Company was authorized to pay to its non-employee directors $1,000 per year, plus $300 for each regularly scheduled Board meeting attended. Board members are reimbursed for reasonable out-of-pocket expenses required to perform their duties and to attend Board meetings and committee meetings. As a group, officers and directors were paid a total of $70,190 during fiscal year 1996.

Compensation & Management Development Committee:   The Compensation and
Management Development Committee was comprised of Messrs. Marchi and Nicholson. The Committee met five times during the year. The Committee's primary purposes are to: establish annual base compensation and performance bonus compensation for the President/CEO; administer the Company's Stock Option Award Plans; provide counsel and guidance to the President/CEO regarding establishment of compensation for the other officers and principal management; and, provide general input regarding employee compensation, benefit programs and other personnel matters. The Company's officer compensation policy is designed to attract and retain quality executives and to meaningfully relate a portion of their compensation to specific goals and annual performance parameters. The performance bonus program provides short-term incentives for successful operations, while the Stock Option program provides long-term incentives. It is believed that this system provides a balance between short-term and long-term incentives, which ultimately, will be in the best interests of stockholders.

a. Base Salary: In fiscal 1996, the Board of Directors approved the Committee's and the President's mutual recommendation to maintain the prior year's base salary without increase, for the President/CEO. His total compensation includes $600 per month to fund a Board-required insurance program.

b. Bonuses: For effectiveness through December 1995, the Board of Directors approved a performance bonus program for the President/CEO, based on financial performance (net profitability) and general Company performance (seven specific goals). At year-end the Committee met and evaluated performance with respect to these goals. A follow-up meeting was held with the President/CEO to discuss performance and to provide recommendations.
A similar program was maintained by the President/CEO for the Executive Vice-President, with the general performance parameters tailored to his areas of responsibility. The profit based bonus system was terminated December 31, 1995, being replaced by a "TEAMincentive" Program, emphasizing new business development achievement.

c. President/CEO Stock Options: In FY 1995, the President/CEO was granted 25,000 shares in stock options with an exercise price of $0.1875 per share:
The options will expire on February 8, 2000. On September 15, 1993, as part of the bonus performance package for the President/CEO, stock options were granted for 30,000 shares from the 1986 Plan. The option price is 25 cents per share, the closing market price on that date. The options will terminate five years from the grant date. The options can be exercised in increments of 25% at each anniversary of the grant date. No options were granted to the President/CEO in FY 1996.

                    Individual Stock Option Grants
                       Year-Ended June 30, 1996


                    % of total                           Potential realizable
                    stock                                value at assumed
         Number     options                              annual rates of stock
         of         granted to  Exercise                 price appreciation
         stock      employees   price                    5 year option term
         options    in fiscal   per        Expiration
Name     granted    year        share      date           0%    5%    10%
           1/                    1/
Terry D.
Marshall   --        --          --        --              --   --    --


            Aggregated Stock Option Exercises and Stock Option Values
                         Year-Ended June 30, 1996

       Number
       of shares                                     Value of
       aquired on  Value     Unexercised Options     Unexercised options 2/
Name   exercise    realized  exerciesed/unexercised  exerciseable/unexercisable
         1/                            1/

Terry D.
Marshall --        --          61,250     33,750         $0        $0


1/ Number of stock options granted and Exercise price per share are pre-recapitalization.

2/ Closing price ($0.1875) of the Company's stock on June 30, 1996 was less than or equal to the various option exercise prices.


d. "TEAMincentives":

Effective January 1, 1996, the board of directors finalized the new "TEAMincentive" Program, designed to place emphasis on achievement of goals with respect to new business development. The Program was fully described in the proxy statement for the July 1996 annual meeting and was ratified by the stockholders.

The Program award "pool" includes incentives for principal management in the form of cash, stock and stock options. The maximum award to all participants, assuming full achievement of goals, is capped at $30,000 in cash, 60,000 in post-recapitalization stock shares and 60,000 in post-ecapitalization stock options.

On June 2, 1992, under the provisions of the 1983 Plan, five-year options for a total of 197,375 shares were granted by the Board to 49 "key" employees of the Company, at an option price of 31.25 cents per share, the closing market price on that date. Recipients included management, supervisors and line-employees, who were employed on March 14, 1989 (date of the Company's petition for Reorganization under Chapter 11) and who remained employed on the issue date. At May 25, 1993, the 1983 Plan expired.

On September 15, 1993 and under the provisions of the 1986 Plan, five-year options for a total of 100,000 shares were granted to eight "key" management personnel at an option price of 25 cents per share, the closing market price on that date. The 1986 Plan terminated May 28, 1996.

At the 1995 Annual Meeting of Stockholders, a compensation plan was approved which provided each non-management director with the options to purchase 10,000 shares for each year of service completed. On February 1, 1995, Directors Daniels and Marchi each were awarded options for 10,000 shares. For 1996, Directors Daniels, Marchi and Nicholson each were awarded options for 10,000 shares.

The table below summarizes options to purchase shares, which have been issued to Corporate Officers under its Qualified Stock Option Plans and were outstanding at June 30, 1996:

                 SHARES GRANTED                   OPTION PRICE

     1983 Plan        60,000                        $.3125

     1986 Plan        82,000                    $.1875 - $.2500

Under the above plans, employees are 25% vested each year on a cumulative basis. Unexercised options expire five years after the grant date. No stock options have been exercised to-date by corporate officers. All other stock option data is shown pre-recapitalization.

PART III/ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS & MANAGEMENT

The following table provides information, as of June 30, 1996, with respect to each person known to the Company to own beneficially more than five percent (5%) of the outstanding Common Stock and the number of shares owned by all officers and directors of the Company as a group:

Name and Address           Amount and nature of         Percent of
of beneficial Owner        beneficial ownership         class

(a) Derby West, LLC          1,662,645 shares             31.3%
    P.O. Drawer E            common stock
    Sheridan, WY 82801

(b) H. V. Holeman            544,170 shares               10.3%
    7979 Harbour Towne Ave.  common stock
    Las Vegas, NV  89113

(c) All officers             367,809 shares               6.9%
    and directors            common stock


(a) On February 29, 1988, the Company sold 500,000 shares of 10% convertible preferred stock for $1 per share to Derby West Corporation, a Delaware corporation, having Peter M. Kennedy as its only shareholder.
Prior to reorganization, an additional 43,348 shares of preferred stock were issued to Derby West in lieu of required quarterly cash dividends. Per the preferred stock agreement, each share of preferred stock was convertible into three shares of common stock. Upon Plan confirmation, all preferred stock held by Derby West was converted to common stock at the ratio of one share preferred for three shares common. Consequently, Derby West received 1,662,645 shares of common stock in exchange for its preferred stock. Following conversion, no shares of preferred stock remain outstanding.

(b) H.V. Holeman is a retired director of the Company. Prior to dissolution in January, 1995, Mr. Holeman owned 51% of the stock of the Great Plains Transportation Co., and was a director of that Corporation. At October, 1993, Messrs. Marchi and Marshall also became stockholders of Great Plains. Their respective equity interests were as follows: Mr. Marchi, 14.5% and Mr. Marshall, 4.5%. Great Plains dissolved in January 1995.

(c) Represents total stock held by all officers and directors as a group. There were a total of six officers and directors at fiscal year end 1995.
 In June, 1995, 114,200 shares of common stock owned by George H. Selover, a former member of the Board of Directors, was sold as follows:
53,500 shares to Jack K. Daniels; 53,500 shares to Alan D. Nicholson;
and, 7,200 shares to Terry D. Marshall.

All information shown in Part III/Item 12. Security ownership of certain beneficial owners & management are pre-recapitalization.


PART III/ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                   TRANSACTIONS

In April, 1994, the Company entered into an agreement with Jon Marchi, director, officer and shareholder, whereby, for a period of 18 months, the Company could borrow up to $100,000. If advanced, the borrowing would bear interest at 8.5% and be repayable in monthly principal and interest payments over a five-year period beginning on the date of the first advance. Any borrowing was to be secured by the Company's Cessna aircraft. This agreement expired October 21, 1995.

Also, as of March 1994, the Company leased land and a hangar and office facility from Jon Marchi, a director, officer and shareholder. The Company believes that the terms of the leases were at least as favorable as those that could have been obtained from independent third parties. The lease extends for 20 years and contains a 6 year option to extend and provides the Company four separate purchase options. Total payments under these leases, for the years ended June 30, 1996 and 1995 were $41,840 and $31,185, respectively.


PART IV/ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K

(a) See Index to Financial Statements on page 2.

All schedules are omitted since the information is not required or because such information is included in the financial statements and notes hereto.

(c)  Exhibits


2. The Debtor's Supplement to Disclosure Statement and Third Plan of Reorganization (filed August 30, 1991 on Company's Form 8-K report and incorporated herein by reference).

3. Amendment to Company's Articles of Incorporation so that Directors of the Corporation shall not be liable for money damages to the Corporation or its shareholder except in specified instances. ((filed as Exhibit 3(a) to Company's report under Form 10-K for the year-ended June 30, 1993 and incorporated herein by reference).

4. (a) Specimen certificate for shares of the Common Stock of the Company (filed as Exhibit 4(b) to Company's Report on Form 10-K for the year-ended June 30, 1985 and incorporated herein by reference).

    (b) The Company agrees to furnish the Commission on request copies of instruments with respect to long-term debt not being registered hereunder, the amount of which debt does not exceed 10% of the total assets of the Company.

10. (a) DOT Show Cause Order 94-10-4, issued October 13, 1994 provided for tentative carrier selection of essential air service at the seven Montana points to the hub of Billings, MT from December 1, 1994 through November 30, 1996 at an annual subsidy rate of $3,543,040.

     (b) DOT Order 93-4-49, issued April 29, 1993, which denies Big Sky's petition of reconsideration and motion for stay of DOT Order 93-3-40. Provides for essential air service of the seven Montana points to Billings, MT through November 1994 at an annual rate of $3,498,735.
(filed as Exhibit 10(a) to the Company's report under Form 10-K for year-ended June 30, 1993 and incorporated herein by reference.)

     (c) DOT Order 93-4-40, issued March 29, 1993, provides for essential air service at the seven Montana points to the hub of Billings, MT through February 1994 at an annual subsidy rate of $3,498,735. (Filed as Exhibit 10(b) to Company's report under Form 10-K for the year-ended June 30, 1993 and incorporated herein by reference.)

     (d) DOT Order 92-9-49, issued September 30, 1992, provides for service upgrade by replacing Cessna service with Metroliner aircraft, at an annual rate of $3,602,321 (once all-Metro service has been implemented, until February 29, 1993), and then a rate of $3,697,955 through February 28, 1994. Also addresses rate prior to all-Metro service (filed as Exhibit 10(a) to Company's report under Form 10-K for year-ended June 30, 1992 and incorporated herein by reference).

     (e) DOT Order 91-9-64, issued October 4, 1991, for enhanced EAS at Glasgow, Wolf Point and Sidney, MT, and Williston, ND, at an annual rate of $2,779,265 (filed as Exhibit 10(b) to Company's report under Form 10-K for year-ended June 30, 1992 and incorporated herein by reference).

     (f) Debtor's Supplement to Disclosure Statement and Third Plan of Reorganization, which were filed with the U.S. Bankruptcy Court May 29, 1991 and eventually confirmed by the U.S. Bankruptcy Court July 16, 1991
(filed as Exhibit 10(c) to Company's report under Form 10-K for year-ended June 30, 1992 and incorporated herein by reference).

     (g) DOT Service Reduction Order 95-11-28, the Department of
Transportation issued an emergency order reducing compensation paid to essential air service carriers, along with decreases in service requirements effective November 27, 1995. Big Sky's annual compensation through
November 30, 1996 was reduced from approximately $3.5 million to $3.0 million. Big Sky's appeal was denied.


On June 19, 1995, a report on Form 8-K was filed.

SIGNATURES: Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.


BIG SKY TRANSPORTATION CO.
dba BIG SKY AIRLINES



by  /s/ Terry D. Marshall

Terry D. Marshall
President & C.E.O.

Dated: October 18, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities, and on the dates indicated.




/s/ Terry D. Marshall                                 October 18, 1996
Terry D. Marshall
Director, President & Chief Executive Officer


/s/ Craig R. Denney                                   October 18, 1996
Craig R. Denney
Director, Executive Vice-President & General Manager, Secretary,
Chief Operations Manager & Principal Officer in charge of Accounting


/s/ Karie Kane                                        October 18, 1996
Karie Kane
Accounting Manager & Assistant Treasurer


/s/ Jack K. Daniels                                   October 18, 1996
Jack K. Daniels
Director, Vice Chair & Assistant Secretary


/s/ Stephen D. Huntington                             October 18, 1996
Stephen D. Huntington
Director


/s/ Jon Marchi                                        October 18, 1996
Jon Marchi
Director, Chair & Treasurer


/s/ Alan D. Nicholson                                 October 18, 1996
Alan D. Nicholson
Director