Form 10-K/A
period 1996-06-30
BIG SKY TRANSPORTATION CO
filed 1996-10-30
CIK 313522

October 30, 1996


Securities and Exchange Commission
Washington DC  20549


Dear Commission:

The following filing is an amended from 10K for Big Sky Transportation's fiscal year-end June 30, 1996. This amendment contains three changes, 1) on page one of the filing, paragraph three, Aggregate market value... and 2) in the Independent Auditors' Report, page F-1, delete the last sentence of paragraph three, Failure to renew... and 3) the signature of the auditors KPMG Peat Marwick has been added.

Should you have any questions regarding this amendment, I can be reach at
(406) 245-9449.

Sincerely,


/s/ Karie Kane

Karie Kane
Big Sky Airlines
Accounting Manager

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

Aggregate market value (based on last trading price) of voting stock held by nonaffiliates of registrant at August 23,1996 was $589,295.

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


/s/ Jack K. Daniels                                   October 18, 1996
Jack K. Daniels
Director, Vice Chair & Assistant Secretary


/s/ Stephen D. Huntington                             October 18, 1996
Stephen D. Huntington
Director


/s/ Jon Marchi                                        October 18, 1996
Jon Marchi
Director, Chair & Treasurer


/s/ Alan D. Nicholson                                 October 18, 1996
Alan D. Nicholson
Director

[S]                             [C]
[PERIOD-TYPE]                   12-MOS
[FISCAL-YEAR-END]                          JUN-30-1996
[PERIOD-END]                               JUN-30-1996
[CASH]                                         787,437
[SECURITIES]                                         0
[RECEIVABLES]                                  448,993
[ALLOWANCES]                                     1,200
[INVENTORY]                                    236,128
[CURRENT-ASSETS]                             1,512,962
[PP&E]                                       1,240,317
[DEPRECIATION]                                 466,103
[TOTAL-ASSETS]                               2,311,365
[CURRENT-LIABILITIES]                        1,535,964
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                     1,047,705
[OTHER-SE]                                     292,690
[TOTAL-LIABILITY-AND-EQUITY]                 2,311,365
[SALES]                                              0
[TOTAL-REVENUES]                             5,055,907
[CGS]                                                0
[TOTAL-COSTS]                                5,022,109
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                              49,992
[INCOME-PRETAX]                                  5,697
[INCOME-TAX]                                     2,200
[INCOME-CONTINUING]                              3,497
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     3,497
[EPS-PRIMARY]                                        0
[EPS-DILUTED]                                        0
[/TABLE]



                       BIG SKY TRANSPORTATION CO.
                        (d/b/a Big Sky Airlines)

                          Financial Statements

                Years ended June 30, 1996, 1995 and 1994

               (With Independent Auditors' Report Thereon)

                     Independent Auditors' Report



The Board of Directors and Stockholders
Big Sky Transportation Co.:

We have audited the accompanying balance sheets of Big Sky Transportation Co. as of June 30, 1996, 1995 and 1994 and the related statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Substantially all of the Company's revenues are derived from routes which are subsidized by the federal Essential Air Service (EAS) program. As discussed in note 7 to the financial statements, the Company's current EAS contract expires in November 1996 and a proposal to continue these services through September 30, 1998 is under review by the Department of Transportation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Sky Transportation Co. at June 30, 1996, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 1996 in conformity with generally accepted accounting principles.


                                           /s/  KPMG Peat Marwick LLP

Billings, Montana
August 23, 1996, except as to the second paragraph of note 7 and the first paragraph of note 11 which are as of October 9, 1996

                           BIG SKY TRANSPORTATION CO.

                                 Balance Sheets


                                                June 30,
                Assets                  1996      1995       1994
Current assets:
   Cash and cash equivalents      $   360,668 $ 408,457 $  570,030
   Restricted cash (note 2)           426,769   369,009    513,532
   Accounts receivable,
   less allowance for doubtful
   receivables of $1,200 in 1996,
   $1,200 in 1995
   and $10,523 in 1994                447,793   457,936    422,794
   Expendable parts and supplies,
   at cost                            236,128   241,944    258,403
   Inventory held for sale             41,604     -----    -----
   Prepaid expenses                    -----      4,985      5,771

       Total current assets         1,512,962  1,482,331  1,770,530

Property and equipment, at cost:
   Flight equipment                   609,022    601,867    533,663
   Facility under capital lease
   (note 8)                           456,185    456,185    408,417
   Other property and equipment       175,110    176,725    140,828
   Total property & equipment       1,240,317  1,234,777  1,082,908
   Accumulated depreciation
   and amortization                  (466,013)  (339,416)  (235,175)

       Net property and equipment     774,304    895,361    847,733

Excess reorganization value, net of
   accumulated amortization of $29,692,
   $29,692 and $28,354 and pre-
   confirmation tax benefits utilized
   of $181,467, $178,200 and $144,500
   at June 30, 1996, 1995 and 1994,
   respectively                         6,841     10,108     45,146
Deposits                               17,258     26,758     48,361

       Total assets                $2,311,365 $2,414,558 $ 2,711,770

          Liabilities and Stockholders' Equity

Current liabilities:
  Current installments of long-term
  obligations (note 5)                $122,057  $136,930  $121,881
  Current installments of capital
  lease obligations (note 8)           16,035      14,406       4,530
  Accounts payable                    121,687      80,247      88,272
  Accrued expenses (note 3)           551,958     562,483     792,527
  Traffic balances payable and
  unused tickets                       40,095      30,380      25,375

         Total current liabilities    851,832      824,446  1,032,585

Long-term obligations,
excluding current installments
(note 5)                              397,110      518,901    668,666
Capital lease obligations (note 8)    287,022      303,057    295,470
       Total liabilities            1,535,964    1,646,404  1,996,721

Commitments and contingencies
(notes 2, 4, 7, 8, 9, 11 and 12)

Stockholders' equity (note 10 and 15):
Common stock of no par value;
    authorized 2,000,000 shares;
    shares issued and outstanding:
    1996 - 1,047,705, 1995 and
    1994 - 1,043,772                  482,711      530,731    530,731
    Paid-in capital less than par
    value (note 1)                      ----       (51,770)   (51,770)
    Retained earnings                 292,690      289,193    236,088

       Stockholders' equity           775,401      768,154    715,049

       Total liabilities and
       stockholders' equity          2,311,365  $ 2,414,558 $2,711,770

See accompanying notes to financial statements.

                           BIG SKY TRANSPORTATION CO.

                            Statements of Earnings


                                           Year Ended June 30,
                                      1996        1995        1994
Operating revenue:
  Passenger                       $1,704,430 $ 1,492,079 $ 1,369,686
  Cargo                              104,217      93,176      98,485
  Public service (note 7)          3,206,258   3,553,580   3,483,326
  Other                               41,002      10,292      19,655
                                   5,055,907   5,149,127   4,971,152

Operating expenses:
  Flying operations                1,825,277   1,882,287   1,751,240
  Maintenance                      1,214,150   1,361,733   1,168,186
  Traffic                          1,313,170   1,169,182   1,142,128
  Marketing                           49,111      44,662      71,927
  General and administrative         620,401     569,271     656,772
                                   5,022,109   5,027,135   4,790,253

          Operating income            33,798     121,992     180,899

Other income (expense):
  Interest expense                   (80,963)    (82,064)    (74,747)
  Interest income                     30,971      35,457      29,913
  Gain (loss) on equipment disposal   21,891      (7,660)       (707)
                                     (28,101)    (54,267)    (45,541)
Earnings before income taxes and
  extraordinary item                   5,697      67,7251     35,358
  Income tax expense:
     Current                          (1,067)     (3,500)     20,755
     Deferred                          ----        9,100      (9,200)
     Charge in lieu of taxes (note 6)  3,267      25,300      47,500
          Income tax expense           2,200      30,900      59,055

          Income before
          extraordinary item           3,497      36,825      76,303

Extraordinary item
- debt extinguishment (net of
current income taxes and charges
in lieu of taxes of $1,900
and $8,400, respectively) (note 5)     ----       16,280       -----

         Net income                  $ 3,497    $ 53,105   $  76,303

Earnings per common share:
  Income before extraordinary item   $ -----    $    .04   $     .07
  Extraordinary item, net              -----         .01       -----
          Earnings per common share    -----         .05         .07

Weighted average number of
common and common equivalent
shares (note 15)                    1,044,100   1,043,772   1,043,772


See accompanying notes to financial statements.

                        BIG SKY TRANSPORTATION CO.

                         Statements of Cash Flows


                                           Year Ended June 30,
                                       1996      1995      1994

Cash flows from operating
activities:
Net income                         $ 3,497    $ 53,105  $  76,303
Adjustment to reconcile net
income to net cash provided
by operating activities:
Depreciation                       106,324     127,788    104,596
Gain on debt extinguishment          -----     (26,580)    -----
Loss (gain) on equipment disposal  (21,891)      7,660        707
Excess reorganization value
   amortization and charges
   in lieu of taxes                  3,267      35,038     53,324
Changes in operating assets and
   liabilities:
Restricted cash                    (57,760)    144,523   (136,262)
Accounts receivable                 10,143     (35,142)    (3,482)
Expendable parts and supplies        5,816      -----       -----
Inventory held for sale            (41,604)     -----       -----
Prepaid expenses                     4,985         786     57,379
Deposits                             9,500      21,603     30,848
Accounts payable                    41,440      (8,025)    36,192
Accrued expenses                   (10,525)   (230,044)    76,154
Traffic balances payable
and unused tickets                   9,715       5,005    (13,687)
Net cash provided by operating
activities                          62,907     112,176    292,228
Cash flows from investing
activities:Proceeds from
equipment disposals                  61,121       4,114      6,578
Additions to property and
equipment                           (24,497)    (53,372)  (126,774)
Expenditures on fFacility under
capital lease expenditures            ----      (47,768)  (108,417)
Net cash (used) provided by
investing activities                 36,624     (97,026)  (228,613)

Cash flows from financing
activities:
Proceeds from exercise of
stock options sale of common
stock                                3,750       -----     -----
Payments on long-term debt
obligations                       (136,664)    (168,186)  (206,920)
Payments on capital lease
obligations                        (14,406)      (8,537)     -----
Net cash used by financing
activities                        (147,320)    (176,723)  (206,920)

Net decrease in cash and cash
equivalents                        (47,789)    (161,573)  (143,305)

Cash and cash equivalents at
beginning of period                408,457      570,030    713,335

Cash and cash equivalents at
end of period                      360,668    $ 408,457 $  570,030



See accompanying notes to financial statements.

                        BIG SKY TRANSPORTATION CO.

                    Statements of Stockholders' Equity


                        Common Stock
                                          Paid-in
                    Issued and            capital                  Total
                    outstanding   Par    less than    Retained    stockholders'
                     shares      value      par      earnings      equity

Balance at
June 30, 1993       5,307,314   530,731  $(51,770)  $ 159,785    $ 638,746

Net income            ------     -----    ------       76,303       76,303

Balance at
June 30, 1994       5,307,314   530,731   (51,770)    236,088      715,049

Net income          -----        -----     ------      53,105       53,105

Balance at
June 30, 1995       5,307,314   530,731   (51,770)    289,193      768,154

Net income           -----       -----      -----       3,497        3,497

Exercise of stock
option                 20,000     2,000     1,750      ------        3,750

Balance prior
to effect of
plan of
recapitalization     5,327,314   532,731   (50,020)      292,690    775,401


Effect of reverse stock
split and stock
dividend (note 15)  (4,279,609)  (50,020)    50,020      -----       -----

Balance at
June 30, 1996        1,047,705    482,711    -----       292,690    775,401


See accompanying notes to financial statements.

                         BIG SKY TRANSPORTATION CO.
                       Notes to Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Organization. Big Sky Transportation Co., d/b/a Big Sky Airlines (the Company) operates as a small regional commuter air carrier, primarily providing scheduled passenger, freight, express package and charter services. At June 30, 1996, scheduled air service was provided to nine communities in Montana. The Company's present route system is designed around a small regional air service hub in Billings, Montana. Services between the hub and seven isolated communities in central/eastern Montana are performed under contract with the U.S. Department of Transportation's Essential Air Service (EAS) program. In May 1995, service between Billings and Great Falls, Montana was implemented and provides the Company's only non-EAS route. The Company operates daily scheduled flights intended to provide well-timed interline connecting service as well as convenient local market service.

Fresh Start Reporting. The accompanying financial statements have been prepared on the basis that a new reporting entity was created on October 1, 1991, which is the date when all material conditions precedent to the Company's July 16, 1991 bankruptcy reorganization plan (Reorganization Plan) were resolved to the Company's satisfaction. At that date, assets and liabilities were restated to their estimated fair values, resulting in restated net assets of $478,961. This net asset amount was less than the par value of issued and outstanding shares at October 1, 1991 and accordingly, the Company recorded the difference as paid-in-capital less than par value.

Expendable Parts and Supplies. Expendable parts are stated at the lower of cost or market. Cost is determined using a moving weighted average method.
The Company does not provide an allowance for obsolescence on expendable parts due to the universal nature of the parts.

Inventory Held for Sale. Inventory held for sale is stated at the lower of cost or market. Inventory held for sale consists of flight equipment no longer needed for air service operations.

Depreciation, Amortization and Maintenance Policies. The Company provides depreciation and amortization of property and equipment, less an estimated salvage value, over estimated useful lives ranging from 2 to 20 years using straight-line and accelerated methods. Upon disposition and retirement of property and equipment, the accounts are relieved of the cost and related accumulated depreciation or amortization and any gain or loss is reflected in operations.

The cost of rebuilding rotable parts is charged to maintenance as incurred. An allowance for depreciation is provided for rotable parts to allocate the cost of these assets, less estimated residual value, over the useful life of the related aircraft and engines.

Ordinary maintenance and repairs are charged to operations as incurred. The cost of renewals and betterments including owned engine overhauls are capitalized. These overhaul costs are amortized based on actual utilization over the expected service life. For leased engines, the Company accrues for the cost of an overhaul based upon contractual hourly rates or the estimated cost of an overhaul.

Revenue Recognition. Revenue is recognized when transportation has been provided.

Intangibles. Excess reorganization value represents the estimated value of the Company at the inception of Fresh Start reporting in excess of amounts assigned to specific tangible and intangible assets and is being amortized to expense over 15 years. The provisions of Fresh Start reporting require any benefits realized from pre-Fresh Start unrecorded tax benefits be reflected first as a reduction of excess reorganization value and thereafter as a direct addition to paid-in capital.

Statement of Cash Flows. In the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. Cash equivalents excludes restricted cash.

Earnings Per Share. Earnings per share is based on the weighted average number of common shares outstanding during the period, including dilutive common equivalent shares of stock options.

Income Taxes. Deferred income taxes are provided for at statutory rates on the difference between the financial statement basis and income tax basis of
assets and liabilities.   Net deferred tax assets or liabilities are
classified in the balance sheet as current or non-current consistent with the assets and liabilities which give rise to such deferred income taxes. The effect on deferred taxes of a change in tax rates is recognized in tax expense in the period that includes the enactment date.

Utilization of post-Fresh Start net operating losses, if any, will be recognized as a reduction of current tax expense when realized. Utilization of pre-Fresh Start net operating losses in the reporting period are reflected as a "charge in lieu of taxes" in the statement of earnings.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments. The Company adopted the provisions of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," effective June 30, 1996. The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and long-term debt of which carrying amounts do not significantly differ from fair value.

(2)RESTRICTED CASH

Lease agreement provisions on certain aircraft require that the Company accumulate funds to provide for engine overhauls. These funds, which include funds held by lessors or in escrow accounts, were $331,170, $282,365 and $486,398 at June 30, 1996, 1995 and 1994, respectively. At June 30, 1994, these funds include $184,566, respectively, for the benefit of BSE Aircraft Equipment Corporation, a related party. During 1995, the aircraft leased from BSE Aircraft Equipment Corporation was sold to an unrelated party. The Company's lease of the aircraft has continued with the new lessor.

The Reorganization Plan provides that approximately 75% of the liquidation proceeds of excess parts and furnishings (for those parts and furnishings considered excess inventory at the Reorganization Plan confirmation date) be applied to the 7% note payable. At June 30, 1996, 1995 and 1994, restricted cash includedthe Company had undistributed liquidation proceeds of $13,252, $5,462 and $962, respectively.

At June 30, 1996 and 1995, restricted cash also includes $30,000 of certificates of deposit pledged toward letters of credit provided to lessors as security on aircraft leases and a $50,000 certificate of deposit as security on the leased hangar facility for the benefit of a related party.
At June 30, 1994, restricted cash includes $25,000 of certificates of deposit pledged on letters of credit provided to lessors as security on aircraft leases.


(3)ACCRUED EXPENSES

The following is a summary
of accrued expenses:
                                              June 30,

                                     1996       1995       1994

Engine hot-end inspections         $144,880    $107,495   $37,826
Leased engine overhauls             214,814     283,740   490,306
Payroll and payroll taxes            48,449      58,957   124,762
Vacation                             96,068      89,726    97,500
Property taxes                       37,033      22,554    20,061
Interest                             10,714      12,893    16,354
Income taxes                           ---      (12,882)      718
Other                                  ---         ---      5,000

                                   $ 551,958   $562,483   $792,527


(4)REGULATION

In 1996, the Federal Aviation Administration (FAA) finalized rules requiring operators of turbine aircraft having more than 10 seats to operate under the more stringent Part 121 of the FAA Regulations. Previously, only operators of large aircraft were required to operate under Part 121. The planning process to phase-in the new rules, being completed in conjunction with the local FAA staff, has been underway since mid-year. Final implementation is slated for the third quarter of 1997. It is currently estimated that full implementation of the new regulations will add approximately $11,000 per month in expenses.


(5)LONG-TERM OBLIGATIONS

The following is a summary of
long-term obligations:                        June 30,

                                     1996       1995       1994
9.5% installment note,
remaining balance due
in monthly payments of
$4,495, including interest,
through August 2001; secured
by accounts receivable             $219,923   $251,008   $279,614

7% installment note due in
72 equal monthly payments,
including interest; commencing
August 1993, secured by inventory,
accounts receivable and equipment   210,688    274,733     343,754

Reorganization claims discounted
at 10%, due in annual payments of
$27,937, including interest,
through September 1999               88,556    105,903     163,323

5% reorganization claim repaid
in 1995                               ---        ---         3,856

Installment note paid in 1996                   24,187

   Total long term-obligations       519,167    655,831     790,547
   Less current installments         122,057    136,930     121,881

                                    $397,110   $518,901    $668,666


The Company has a $95,000 line of credit maturing May 1997 secured by aircraft. Advances bear interest at prime plus 2%. There were no amounts outstanding on the line of credit as of June 30, 1996.

As part of the Reorganization Plan, claimants of unsecured claims of $1,088,761 elected to receive a non-interest bearing cash settlement aggregating $300,000, to be paid in eight annual installments. In
September 1994, the Company offered these claimants an early payment but at a discounted amount. The amount of the resulting buyout discounts is reported as an extraordinary item for the year ended June 30, 1995.

The aggregate maturities of long-term obligations for the five years subsequent to June 30, 1996 are as follows:


                    Year ending June 30,              Amount

                           1997                      $122,057
                           1998                       133,204
                           1999                       133,133
                           2000                        71,339
                           2001                        50,579
                           Thereafter                   8,855

                                                     $519,167

(6)INCOME TAXES

Income tax expense from operations before extraordinary item consists of the following:

                                         Year Ended June 30,
                                     1996       1995       1994

Current:
  Federal                            $---       $---       $---
  State                             (1067)     (3,500)    20,755
  Sub-Total                         (1067)     (3,500)    20,755

Deferred:
  Federal                           2,867      25,300     47,500
  State                               400       9,100     (9,200)
  Sub-Total                         3,267      34,400     38,300

Total                             $ 2,200     $30,900     $59,055

Actual tax expense differed from the expected tax expense computed by applying the U.S. Federal corporate tax rate of 34% to earnings before income taxes and extraordinary item as follows:

                                         Year Ended June 30,

                                     1996       1995       1994


Computed "expected" tax expense     $1,937     $23,027    $46,022
State income taxes (net of
Federal income tax effect)            (440)      3,696      7,626
Excess reorganization cost
amortization                                       455      1,980
Other non-deductible expenses          703       3,722      3,427

                                    $2,200     $30,900    $59,055


The tax effects of temporary differences (i.e. amounts that will result in taxable or deductible amounts in future years) that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                              June 30,


                                     1996       1995       1994
Deferred tax assets:
Accounts receivable, due to
allowance for doubtful accounts      $463       $463       $4,064

Property and equipment, due to
differences in depreciation        35,085     38,789       28,696

Inventory, due to valuation
reserve                              ---        ---        15,497

Accrued overhauls and hot-end
inspections                       138,914    151,095      213,148

Compensated absences               37,101     34,652       37,655

Other accrued expenses               ---        ---         1,931

Net operating loss carryforwards  629,923    629,923      604,289

Investment tax credit
carryforwards                      43,200    161,500      183,600

AMT credit carryforwards            7,427      7,427        7,427

Total gross deferred tax assets   892,113  1,023,849    1,096,307

Less valuation allowance         (867,769)  (988,269)  (1,048,609)
   Net deferred tax assets         24,344     35,580       47,698

Deferred tax liabilities:
Property and equipment,
due to Fresh Start
adjustments                       (24,344)   (35,580)     (47,698)

Net deferred tax liability/asset    $---       $---         $---


In assessing the necessity for a valuation reserve for deferred tax assets, management considers whether it is "more likely than not" that some portion or all of these future deductible amounts will be realized as a refund or reduction in current taxes payable. Management has not recorded the full benefit of these deferred tax assets due to the uncertainty related to these future deductible amounts. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

The net operating loss (NOL) and investment tax credit (ITC) carryforwards, which comprise a majority of the Company's unrecognized net deferred tax asset, expire approximately as follows:

                                                 Carryforwards
   Year expiring                                 NOL        ITC

      1997                                   $   ---      $ 8,000
      1998                                       ---        5,700
      1999                                       ---        7,900
      2000                                       ---        1,200
      2001                                      53,000     20,400
      2003                                     149,000       ---
      2004                                   1,423,000       ---
      2005                                     148,000       ---
      2006                                      58,000       ---
      2009                                      21,000       ---

                                           $1,852,000     $43,200


The realization of these NOL carryforwards is dependent upon generating taxable income prior to the related year of NOL expiration. Additionally, the NOL carryforwards must be fully utilized before the ITC carryforwards can be utilized. The amount of NOL carryforward that may be utilized in any future tax year may also be subject to certain limitations, including limitations as a result of certain stockshareholder ownership changes which may be beyond the control of the Company.

The provisions of Fresh Start reporting require any benefits realized from the pre-Fresh Start deferred tax assets be recorded first as a reduction of excess reorganization value and thereafter as a direct addition to paid-in capital. Any tax benefits relating to the valuation allowance for deferred tax assets as of June 30, 1996 which are subsequently realized would be allocated as follows:


                          Statement of earnings
           Excess reorganization value                 $6,841
           Additional paid-in capital                 860,928

                                                    $ 867,769

(7)ROUTES AND SUBSIDIES

The Department of Transportation (DOT) subsidizes substantially all routes flown by the Company under the federal EAS programdesignated as essential air service. The DOT issues an order which specifies an annual subsidy rate covering a specified contract period. This annual rate is based on subsidy-eligible miles flown and as such, the actual subsidy received is subject to actual flights completed within specified limits. EAS subsidy revenue received for the fiscal years ended June 30, 1996, 1995 and 1994 was $3,206,258, $3,553,580 and $3,483,326, respectively (see also note 12).
These subsidy amounts represent 63%, 69% and 70% of all revenues for fiscal years ended June 30, 1996, 1995 and 1994, respectively.

Funding for the EAS program for the next Federal fiscal year 1997 (October 1996-September 1997) has been approved by Congress at an annual funding level of $25.9 million, a $3.3 million increase over the current Federal fiscal year's funding amount. The transportation appropiations bill which includes the EAS funding was signed October 1996 (see also note 11).

The Company's current EAS contract expires in November 1996. The Company has submitted a proposal to continue these services through September 30, 1998. The proposal includes the estimated costs of complying with the more stringent Part 121 FAA refulation. This proposal is currently under review by the Department of Transportation. Management believes that is is reasonable to conclude that its contract will be renewed and that satisfactory levels will be approved, however, there can be no assurance that such renewal at a sufficient funding rate will occur. The Company has been the EAS carrier for these communities for the past 16 consecutive years. During that same period, the Company has been successful in retaining the majority of the EAS routes under the contract even when the contract has been subject to a carrier selection bid process. The Company has not received any indication to date that the propsed contract will be subject to such a reselection process. Implementation of such a reselection process could delay commencement of the new contract.

Failure to secure renewal of the EAS contract at the requested funding level could have a material adverse affect on the Company. The Company is exploring various growth and diversification strategies, as well as several specific opportunities, to reduce the reliance on revenues from EAS subsidies. There can be no assurance, however, that such strategies or specific opportunities can or will be implemented. The financial statements do not reflect any adjustments that may result from an unfavorable resolution of any of these uncertainties.


(8)LEASES

Operating Leases. Currently the Company leases office facilities, land and three Metroliner II (fifteen passenger) aircraft. In March 1996, the Company returned one aircraft to the lessor. The three remaining aircraft leases contain early termination provisions in the event the EAS contract (see note 7) is not fully funded or renewed.


The following is a schedule of future minimum rental payments for the operating leases which have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 1996:

               Year ending June 30:

                     1997                          $374,478
                     1998                            66,872
                     1999                            11,688
                     2000                            12,016
                     2001                            12,256
                     Thereafter                     196,140

                                                   $673,450



Rental expense under operating leases charged to operations was $705,890, $795,584 and $775,466 for the years ended June 30, 1996, 1995 and 1994, respectively.


Capital Leases. On March 1, 1994 the Company entered into a lease agreement ("Lease") with a member of the Board of Directors ("Member"). The Lease is comprised of two components. The first provides for an assumption of a lease for airport land between the Member and the City of Billings. The term of the airport land sublease is 20 years with an initial annual rate of $10,397. The airport land lease also provides for an annual adjustment of the rental amountbased on increases in the Consumer Price Index.

The second component of the Lease relates to a 11,520 square foot hangar and office facility constructed on the airport land. These construction costs were financed with $300,000 provided by the Member and approximately $150,000 provided by the Company. The facility is owned by the Member and leased to the Company under the Lease agreement. The lease term is 20 years with an option to extend for an additional six years. The monthly rent is equal to the Member's principal and interest payments due a bank on a $300,000 loan obtained by the Member to finance his portion of the construction costs
(the "Bank Debt"). The Bank Debt is a term loan at 8.5% with principal due monthly based on a 20 year amortization schedule with a balloon payment after five years (October 1999). The Member has indicated an intent, but is not required, to extend the Bank Debt term or refinance the balloon payment at the current maturity date. In addition, the Company is required to maintain a $50,000 security deposit with the bank. All tax benefits of ownership are retained by the Member. The Company expects to recover its $150,000 original investment at the maturity of the Lease or earlier if the facility is sold prior to maturity.


The Lease provides the Company the option to purchase the building on the following dates: March 1, 1999, 2004, 2009 or 2014 and a right of first refusal upon approval by Member of a sale of his interests to a third party. The purchase price of the building to the Company is based on the facility's fair market value. However, the purchase price under the Company's option to purchase cannot be less than $450,000. The Company will be given credit for $150,000 of its original investment and a graduated portion of any fair value appreciation in excess of $450,000 in the event the Company exercises either purchase option. In the event the hangar facility is sold to a third party, the Company is entitled to any proceeds in excess of the Member's then outstanding Bank Debt until the $150,000 investment is recouped.

The airport land lease component of the Lease is accounted for as an operating lease and the minimum annual lease payments are included in the Operating Leases section above. Because of the Company's "continuing involvement" in the risks and rewards of ownership (including option to purchase, specified return of its investment, payments corresponding to the underlying debt structure, and sharing in any appreciation upon sale) and its substantial investment in the facility, the facility lease component is accounted for as a capital lease. The Company has also leased a modular building to accommodate certain of its office needs which is currently located on the airport leased land.

During December 1994, the Company acquired x-ray equipment for use in screening inbound passengers at the Billings airport by entering into a capital lease.

Future minimum lease payments under the capital leases and the present value of future minimum capital lease payments as of June 30, 1996 are as follows:


        Year ending June 30:

              1997                                     $41,484
              1998                                      35,520
             1999                                       31,260
             2000                                      274,778

       Total minimum lease payments                    383,042
       Less amount representing interest               (79,985)

       Present value of minimum lease payments         303,057
       Less current installments                       (16,035)

      Obligations under capital leases,
      excluding current installments                  $287,022

Minimum lease payments have not been reduced by minimum sublease rentals of $70,150 due through June 1998 under noncancelable subleases.

The carrying value of the facilityassets under capital leases was $415,234, $438,635 and $456,185 at June 30, 1996, 1995 and 1994, respectively.


(9)RELATED PARTY TRANSACTIONS

In March 1994, the Company leased land, hanger and an office facility from a member of the Board of Directors (see note 8). The Company believes the terms of the leases were at least as favorable as those that could have been obtained from independent third parties. Total payments under these leases, for the years ended June 30, 1996, 1995 and 1994 were $41,840, $31,185 and
$3,464, respectively.

During the years ended June 30, 1995 and 1994, the Company leased one aircraft from the BSE Aircraft Equipment Corporation ("BSE") which is owned by a major stockholder of the Company. Lease and rental payments to BSE were $110,000 and $120,000 for the years ended June 30, 1995 and 1994, respectively. This agreement terminated in May 1995 due to the sale of the aircraft to an unrelated party.


(10)STOCK OPTIONS

The Company adopted a stock option plan in May 1983 for key employees under which 40,000 shares are reserved for issuance at exercise prices which are not less than market value at date of grant. Commencing one year from the date of grant these options may be exercised to the extent of twenty-five percent of the total shares subject to option. The balance becomes exercisable in three cumulative annual installments of 25% of the optioned shares until four years from the date of grant after which they shall be fully exercisable. The Company adopted a stock option plan in May 1986 for key employees under which an additional 40,000 shares are reserved for issuance. The Company adopted a stock option plan in February 1995 for outside directors under which an additional 100,000 shares are reserved for issuance at prices which are not less than market value at date of grant
("Director Plan").  Options are exercisable immediately upon issuance.
The provisions of the 1986 plan are similar to those for the 1983 plan. The options terminate five years from the date of grant.

Changes in stock options issued under these fixed stock option plans are as follows:

                                     1996          1995           1994


Outstanding at beginning of
fiscal year                         55,434         53,756          36,618
Granted                              8,400         13,000          20,000
Exercised                           (4,000)          ---             ---
Canceled                            (9,791)       (11,322)         (2,862)

Outstanding - end of fiscal year    50,043         55,434          53,756

Exercise price                $.63 to 1.56    $.63 to 1.56   $1.25 to 1.56

Shares exercisable - end
of fiscal year                     38,321          32,536          17,206

The ability to issue options for the remaining shares available under the May 1983 and May 1986 plans has expired. There are 90,000 shares available for grant under the Director Plan at June 30, 1996.

In fiscal 1996, the Company granted performance based stock options to one employee ("1996 Performance Plan"). Under the 1996 Performance Plan, options were issued for 6,000 shares at an exercise price of $.63 per share upon successful completion of performance goals established by the Board of Directors in the areas of acquisitions, mergers, and/or business development. Options were also issued for 4,000 shares at an exercise price of $.75 per share upon the successful performance of his duties as determined within the sole discretion of the Board. The options expire either 90 days after approval of a merger/acquisition transaction or the termination of employment. Compensation expense will be recognized to the extent the current market value of the underlying shares exceeds the exercise price at the date the grants are vested with the employee. There was no expense recorded for the 1996 Performance Plan during the year ended June 30, 1996.

In July 1996, the stockholders also approved the 1996 Stock Bonus Plan ("Bonus Plan") to provide for awards for three members of a busniess development managment team, under an incentive compensation plan which is earned only if the Company meets specific performance targets.
The incentive compensation plan provides for a maximum indiviual award amount based on one-third of a $30,000 performance award to be paid in cash, one-third in the form of 60,000 shares of common stock of the Company and the issuance of options to acquire 60,000 shares of common stock at an exercise price of $1.09 per share. The Company accrues compensation expense based on performance reflecting the value of cash, common stock and options which are anticipated to be earned.

The Company's shareholders approved a stock option plan in July 1996 for key employees under which 100,000 shares of stock are reserved for issuance at exercise prices which are not less than fair market value at the date of grant (limited to 20,000 shares granted per year). Options under the 1996 plan may be exercised in the second through fifth year from the grant date.

(11)BUSINESS AND CREDIT CONCENTRATIONS

At June 30, 1996, all of the Company's scheduled air service communities are located in Montana and substantially all are covered by EAS subsidies. No single customer accounted for more than five percent of the Company's revenues in any year except for the EAS subsidy received from the DOT.
The EAS program funding for FY 1997 has been fixed at $25.9 million, up
$3 million from FY 1996. Furthermore, a new permanent funding source (a tax on foreign commerical carrier overflights) to support rural air service was approved by the 1996 Congress (the Rural Air Service Act or the "Act"), and will become effective October 1997. It is estimated that the funding source will generate up to $50 million annually to be used first for EAS with any surplus to go to rural safety programs. The act also eliminated the previous 1998 sunset for the EAS program. As discussed in Note (7), the EAS program has recently been subject to modification which has resulted in reduced subsidies for certain carriers.

Accounts receivable from the DOT was $284,031, $294,949 and $295,214, or 37%, 38% and 41% of total stockholders' equity at June 30, 1996, 1995 and 1994, respectively. The majority of passengers carried by the Company are ticketed by other airlines and travel agencies. Four airlines comprise the majority of passenger related accounts receivable.


(12)COMMITMENTS AND CONTINGENCIES

As a result of unilateral decisions by the DOT, EAS funding rates to the
Company under its current contract were substantially reduced.   During the
year ended June 30, 1996 this reduction was approximately $347,322. The Company believes that it is entitled to receive compensation from the DOT for a portion of such reductions. The Company has filed a claim with the DOT for appoximately $150,000 for such reductions and intends to vigorously pursue the claim.

The Company is involved in an employment discrimination claim involving one of its pilots. Management believes it has meritorious defenses against this claim and intends to vigorously defend the matter. Due to the preliminary stages of the complaint, however, management is unable to determine the possible impact on financial position or results of operations of an unfavorable outcome, if any.

Under the Reorganization Plan the Company may not pay any cash dividend unless all claims under the Plan, including secured claims, are satisfied in full under the terms of the Reorganization Plan. The Reorganization Plan provides for payments to claimants through 2001.


(13)STATEMENT OF CASH FLOWS

The Company paid interest of $83,142, $85,525 and $90,342 for the years ended June 30, 1996, 1995 and 1994, respectively.

Non-cash financing and investing activities consisted of financing equipment with a cost of $86,050 during the year ended June 30, 1995 and of transferring flight equipment available for sale with a net book value of $32,158 to inventory during the year ended June 30, 1995.


(14)ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

On March 31, 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed
Of." SFAS No. 121 provides that long-lived assets and identifiable intangibles should be reviewed for impairment whenever events or circumstances provide evidence that suggests the carrying amount of the asset may not be recoverable. The determination of whether an asset is impaired is based on undiscounted cash flows. An impairment, if any, is measured based on the fair value of the asset, if readily determinable. Otherwise, impairment would be measured based on the present value of the expected future net cash flows calculated using either a market interest rate or the entity's incremental borrowing rate.

SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995 although earlier application is encouraged. The Company intends to adopt the provisions of SFAS No. 121 on July 1, 1996 and management expects adoption will not have a material effect on the financial position or results of operations of the Company.

A new method of accounting for stock-based compensation arrangements with employees is established by SFAS No. 123 "Accounting for Stock-Based Compensation.". The new method is a fair value based method rather than the intrinsic value based method that is contained in Accounting Principles Board Opinion No. 25 ("Opinion 25"). However, under SFAS No. 123 entities are allowed to continue to use the Opinion 25 method or to adopt the SFAS No. 123 fair value based method. The SFAS No. 123 fair value based method is considered by the FASB to be preferable to the Opinion 25 method, and thus, once the fair value based method is adopted, an entity cannot change back to the Opinion 25 method. Also, the selected method applies to all of an entity's compensation plans and transactions.

SFAS No. 123 is effective for financial statements issued for fiscal years beginning after December 31, 1995. The Company will be required to adopt the provisions of SFAS No. 123 on July 1, 1996. Management's current intention is to not adopt the fair value based method of accounting.


(15)PLAN OF RECAPITALIZATION

On July 18, 1996, a the following Plan of Recapitalization was approved by Company stockholders. The Plan of Recapitalization provides that effective August 23, 1996 the Company will affect a 300 for 1 reverse split of the Company's existing stock followed by a 1 for 59 stock dividend. New stock with no par value will be issued in exchange for existing stock with a par value of $.10 presently issued and outstanding. All applicable share and per share data have been retroactively adjusted for the resulting approximate one-for-five stock split.

The Company will not be able to ascertain precisely how many shares will no longer be outstanding as a result of fractional share purchases until the reverse split-stock dividend process of the Plan of Recapitalization has been completed, however, the financial commitmentcommittment is not expected to be significant.