Form 10-Q
period 1996-09-30
BIG SKY TRANSPORTATION CO
filed 1996-11-14
CIK 313522

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON DC  20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             for the period-ended September 30, 1996

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

     YES   XX                   NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS:    Common Stock, no par value

     SHARES OUTSTANDING: at November 7, 1996:  1,049,520

                   BIG SKY TRANSPORTATION CO.
                            FORM 10-Q



             For the Period-Ended September 30, 1996






                            CONTENTS


Part I    Financial Information

Item 1.   Condensed Financial Statements:

     Balance Sheets
     September 30, 1996 (unaudited) and June 30, 1996 (audited)

     Statements of Operations
     Three months-ended September 30, 1996 and 1995 (unaudited)

     Statements of Cash flows
     Three months-ended September 30, 1996 and 1995 (unaudited)

     Notes to Financial Statements

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations



Part II   Other Information

Item 2.   Changes in Securities

Item 4.   Submission of Matters to a Vote of Security Holders

             Part I.  Financial Information, Item 1.

                   BIG SKY TRANSPORTATION CO.
                         Balance Sheets

                                   September 30,       June 30,
                                       1996              1996
ASSETS                             (unaudited)         (audited)
Current Assets:
     Cash                     $      430,393      $      360,668
     Restricted cash                 472,989             426,769
     Accounts receivable, net        369,075             447,793
     Expendable parts/supplies       243,625             236,128
     Inventory held for sale          41,604              41,604
     Prepaid expenses                 20,538                --
     Total current assets          1,578,224           1,512,962

Property & Equipment:
     Flight equipment                610,269             609,022
     Capital lease facility          456,185             456,185
     Other property & equipment      175,109             175,110
                                   1,241,563           1,240,317
Accumulated depreciation            (487,457)           (466,013)
Net property & equipment             754,106             774,304

Excess reorganization value            --                  6,841
Deposits                              17,258              17,258
Total assets                  $    2,349,588      $    2,311,365
                              ===================================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Current long-term debt   $      126,012      $      122,057
     Current capital lease            16,455              16,035
     Accounts payable                 58,265             121,687
     Accrued expenses                632,253             551,958
     Traffic payable                  42,748              40,095
     Total current liabilities       875,733             851,832

Long-term debt, excluding current    348,670             397,110
Capital lease, excluding current     282,795             287,022
     Total liabilities             1,507,198           1,535,964
Stockholders' Equity
     Common stock at no par value
     authorized 2,000,000 shares;
     1,049,520 shares outstanding    482,711             482,711
     Retained earnings               359,679             292,690
     Stockholders' equity            842,390             775,401
Total liability &
     stockholders' equity     $    2,349,588      $    2,311,365
                              ===================================






               See notes to financial statements.

                   BIG SKY TRANSPORTATION CO.
                         FLOW OF EQUITY

                                   September 30, 1996
                                        (unaudited)

Net Income                         $     47,300

Retained earnings,
beginning of period                $    292,690

Fresh-Start charges                $     19,689

Retained earnings,
end of period                      $    359,679


                See note to financial statements

                   BIG SKY TRANSPORTATION CO.
                    Statements of Operations

                                   Three months-ended
                                   September 30,

                                   1996                1995
                              (unaudited)         (unaudited)

Operating Revenues:
     Passenger           $      401,786      $      414,120
     Cargo                       21,170              27,525
     Public service             753,592             898,637
     Other                       23,733              10,433
     Total                    1,200,281           1,350,715

Operating Expenses:
     Flying                     394,428             473,412
     Maintenance                253,365             275,107
     Passenger service          270,566             309,217
     Sales                       43,419              54,217
     General/Administrative     127,738             119,111
     Depreciation                20,650              21,345
     Total                    1,110,166           1,252,409

Operating Income                 90,115              98,306

Other Income/(expenses):
     Interest, net               (9,459)            (12,203)
     Gain (loss) equipment         (953)                172
     Total                      (10,412)            (12,031)
Income before taxes              79,703              86,275

Income Tax Expense:
     Current                      5,873               5,976
     Charge in lieu of taxes     26,530              26,996
     Total                       32,403              32,972

Extraordinary item
     Debt extinguishment          --                   (899)

Net Income:              $       47,300      $       52,404
                         ====================================
Per share data:
     Income per common and
     common equivalent share       $.04                $.05

     Weighted average number
     of common & common
     equivalent shares
     outstanding              1,049,520           1,043,772






               See notes to financial statements.

                   BIG SKY TRANSPORTATION CO.
                    Statements of Cash Flows

                                   Three months-ended
                                   September 30,

                                   1996                1995
                              (unaudited)         (unaudited)

From operating activities:
     Net income               $     47,300        $     52,404
     Depreciation                   20,650              23,910
     (Gain) loss on equipment          953                (172)
     Excess reorganization value
     amortization and charges
     in lieu of taxes               26,530              26,996
Changes in assets/liabilities:
     Restricted cash               (46,220)            (34,559)
     Accounts receivable            78,718              19,298
     Expendable parts               (7,497)             14,749
     Prepaid expenses              (20,538)            (49,087)
     Accounts Payable              (63,422)             16,058
     Accrued expenses               80,295              68,503
     Traffic payable                 2,653               2,620
Net cash provided by operations    119,422             140,720

From investing activities:
     Proceeds, equipment sales         359                 480
     Property & equipment           (1,764)             (1,556)
Net cash used by investing          (1,405)             (1,076)

From financing activities:
     Payments on long-term debt    (44,485)            (50,716)
     Payments on capital lease      (3,807)             (3,430)
Net cash used by financing         (48,292)            (54,146)

Increase in cash                    69,725              85,498
Cash at beginning of period        360,668             408,457
Cash at end of period         $    430,393        $    493,955
                              ==================================



Supplement disclosures of
cash flow information:

Cash paid during the period for:

     Interest                 $    18,903         $    21,545
     Income taxes                    --                  --







                See notes to financial statements

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

NOTE C. Results of operations for the three month-ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE D. On July 18, 1996 a Plan of Recapitalization was approved by the Company stockholders. The Plan of Recapitalization provided a 300-for-1 reverse split of the Company's existing stock followed by a 59-for-1 stock dividend effective on August 23, 1996. New stock with no par value was issued in exchange for old stock with a par value of $.10 per share.

             PART I. Financial Information, Item 2.

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Summary of Airline Operating Statistics:

                              Three months-ended
                              September 30,

                                                       % change
                              1996           1995       +/(-)

Passengers carried            6,296          6,794       (7.3)

Average passenger
trip (miles)                    197            198        (.5)

Revenue passenger miles   1,240,773      1,346,416       (7.8)

Available seat miles      3,834,190      4,798,716      (20.1)

Passenger load factor (%)     32.36          28.06       15.3

Aircraft miles              263,203        322,412      (18.4)

Yield per revenue
passenger mile (cents)        31.84          30.76        3.5

Freight pounds enplaned      17,744         26,843      (33.9)

Operating cost per
available seat mile (cents)   31.30          28.15       11.2

Operating break-even load
factor (%)                    29.93          26.02       15.0

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations



Analysis of Results for the three months-ended
September 30, 1996 and 1995:


Total operating revenues in the first quarter of fiscal year 1997 were $1,200,281, compared with $1,350,715 in the same quarter last year. Total number of passengers carried during the quarter declined, in turn passenger revenues decreased $12,334 or 3% to total $401,786. Due to a reduction order issued by the Department of Transportation (DOT) in November 1995 the public service revenues decreased $145,045 or 16.1% to total $753,592. Revenue passenger miles decreased 7.8% to total 1,240,773, resulting in a 15.3% load factor improvement from 28.06% to 32.36%. Yield per passenger mile increased 3.5% to total 31.84 cents for the September 1996 quarter.

Total operating expenses decreased $142,243 or 11.4% for the three months-ended September 30, 1996, as compared to the three months-ended September 30, 1995. Capacity (ASMs) for the same period decreased 20.1% while operating cost per available seat mile (ASM) increased 11.2% from 28.15 cents to 31.30 cents.

The following table summarizes and compares major components of cost per ASM:

                              For three months-ended
                                   September 30,
                                   1996      1995

     Payroll-related costs         $.1020    $.0948

     Other                          .0770     .0645

     Maintenance                    .0471     .0409

     Aircraft lease costs           .0294     .0325

     Fuel and oil                   .0336     .0278

                                   $.2891    $.2605
                                   =================


Payroll-related expenses decreased $63,605 or 13.97% in the September 1996 quarter, as compared to the September 1995 quarter. The average full-time equivalent employees for the three months-ended September 30, 1996 and 1995 were 61 and 66, respectively.

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations



Analysis of Results (continued):


Other expenses decreased $13,988 or 4.5% in the quarter-ended September 30, 1996 as compared to the same quarter for the prior year. Reductions were experienced in many expenses, the largest being travel agencies and credit card commissions along with equipment rentals and customer reservation system fees.

Maintenance expenditures this quarter decreased by $21,742 or 7.9%, primarily in the outside services area. The aircraft fleet at September 1996 was one aircraft less than September 1995. A change in the flight schedule reduced the need for a fourth metroliner.

Fuel and oil costs decreased $3.7% or $5,085. This small reduction is the net result of fewer revenue passenger miles and the increase of fuel prices experienced during the quarter.

Aircraft ownership/lease and insurance costs decreased $43,406 or 27.8%. With one less aircraft in the fleet, reductions were experienced in lease costs and insurance expense.

Net non-operating expenses were $42,815 for the September 1996 quarter and $45,902 for the September 1995 quarter. Pursuant to Chapter 11 Reorganization "Fresh Start" reporting, charges in lieu of taxes of $26,530 and $26,996 were recorded in the September 1996 and 1995 quarters, respectively.

The September 1996 quarter generated operating income of $90,115 and net income of $47,300 including "Fresh Start" charges. By comparison, the same quarter in 1995 produced $98,306 in operating income and net income of $52,404, also including "Fresh Start" charges.

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations



Liquidity and Capital Resources:


At September 30, 1996, the Company had a current ratio of 1.80:1 and positive working capital of $702,491 compared to a current ratio of 1.8:1 and positive working capital of $661,130 at June 30, 1996. The Company generated cash from operations of $119,422 and $140,720 for the quarters ended September 30, 1996 and 1995, respectively. Total long-term debt (including current installments) at September 30, 1996 was $773,932 (including capital lease obligations) compared to $822,224 at June 30, 1996. In September 1996 the Company made its fifth annual scheduled payment to the unsecured creditors. The Company is current on all of its debt service obligations. Stockholders' equity was $842,390 at September 30, 1996, a 8.6% increase over the balance of $775,401 at June 30, 1996, primarily attributable to the positive net income and $19,689 for Fresh-Start.

Big Sky currently is operating under DOT Order 94-10-4, as amended by order 95-11-28. The latter order reduced the rate from $3.54 million to an annual rate of $3.1 million through November 30, 1996. The Company has submitted a proposal for a new Essential Air Service (EAS) contract to be in effect through November 30, 1998. The Company is investigating available business opportunities in order to reduce dependence upon the Federal Government Essential Air Service Program. As part of these efforts, a non-subsidized route to Great Falls, Montana was implemented in May 1995.

The Company occupies a custom built maintenance hangar/general office facility at the Billings Airport, which is leased from a member of the Board of Directors and is recorded as a capital lease. The interest rate on the capital lease is 8.5% with principal due on a 20 year amortization with a five-year balloon payment. It is the intent of the building owner and Big Sky to refinance the debt after five years, hopefully on similar terms. The Company has purchase options at 5, 10, 15 and 20 years and a right of first refusal upon approval by the owner of sale of his interests to a third party. At September 30, 1996, the Company had contributed $156,185 of equity to the building. The purchase provisions provide a vehicle for recovering the company's full equity in the transaction and to share in any appreciated value.

The Company has an operating line of credit in place, secured by an owned aircraft. To date, the Company has not drawn on the line.

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis of
          Financial Condition and Results of Operations



Liquidity and Capital Resources (continued):


The Company's claim for retroactive compensation related to the DOT's Service Reduction Order (95-11-28) has been rejected by the department director. The claim may be pursued beyond the administrative level.

In August, the Company's recapitalization plan became effective.
As a result of a 5/1 reverse stock split, there now are approximately 1.04 million shares of common stock outstanding and 600 stockholders. Initially, the new stock traded at 1 1/4.

The Congress has approved a bill which will provide a "permanent" source of future funding for EAS derived from a new tax on foreign carrier overflights. The tax is expected to generate up to $75 million annually, of which up to $50 million is to be allocated in support EAS, starting in FY 1998. For FY 1997, the EAS program is funded at 25.9 million, up $3 million from the prior year. The new funding source adds stability to the program, which it has not had in past years, and may permit service improvements in the future.

                  Part II.   Other Information

                   BIG SKY TRANSPORTATION CO.


Item 2.   Changes in Securities

On July 18, 1996 a Plan of Recapitalization was approved by the Company stockholders. The Plan of Recapitalization provided a 300-for-1 reverse split of the Company's existing stock followed by a 59-for-1 stock dividend effective August 23, 1996. The New Stock with no par value was issued in exchange for the Existing Stock with a par value of $.10 per share. Fractional shares resulting from the Reverse Split were purchased for cash by the Company. There were three principal results from the Recapitalization.

     A. Approximately 100,500 shares were acquired by the Company for cash, eliminating approximately 1,100 small lot stockholders, whose holding were inordinately expensive for the Company to administer.

     B. The remaining Stockholders now have 1/5th of the number of shares which they previously held, thereby decreasing the number of shares outstanding, but increasing the book value of each remaining share. The trading value of the remaining shares initially traded at $1.25.

     C. The paid-in capital account showing a negative balance on previous financial statements has been eliminated.


Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting for fiscal year 1996 was held late (July 18, 1996) due to the complexity of matters in the proxy statement and awaiting regulatory approvals. Contained in the proxy statement were the following business items, each properly approved by the stockholders:

     1.   election of directors

     2.   ratification of independent auditors

     3.   ratification of the open market repurchase plan

     4.   approval of the 1996 stock bonus plan

     5.   approval of the organization restructure plan

     6.   approval of the plan of recapitalization

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


BIG SKY TRANSPORTATION CO.
     registrant



By: /s/ Craig Denney

Craig Denney
Executive Vice President




By: /s/ Karie Kane

Karie Kane
Accounting Manager


November 14, 1996