Form 10-Q
period 1996-12-31
BIG SKY TRANSPORTATION CO
filed 1997-02-18
CIK 313522

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     for the period-ended December 31, 1996

                          Commission file number 1-7991

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

     CLASS:    Common Stock, no par value

     SHARES OUTSTANDING: at December 31, 1996: 1,047,864

                            BIG SKY TRANSPORTATION CO.
                                    FORM 10-Q



                     For the Period-Ended December 31, 1996





                                    CONTENTS


Part I    Financial Information



Item 1.   Condensed Financial Statements:

     Balance Sheets
     December 31, 1996 (unaudited) and June 30, 1996 (audited)

     Flow of Equity (unaudited)

     Statements of Operations
     Three months-ended and Six months-ended
     December 31, 1996 and 1995 (unaudited)

     Statements of Cash flows
     Six months-ended December 31, 1996 and 1995 (unaudited)

     Notes to Financial Statements



Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                     Part I.  Financial Information, Item 1.

                           BIG SKY TRANSPORTATION CO.
                                  Balance Sheet

                                   December 31,        June 30,
                                       1996              1996
ASSETS                             (unaudited)         (audited)
Current Assets:
     Cash                     $      443,420      $      360,668
     Restricted cash                 514,452             426,769
     Accounts receivable, net        409,139             447,793
     Expendable parts/supplies       244,376             236,128
     Inventory held for sale          30,000              41,604
     Prepaid expenses                 21,461                 --
     Total current assets          1,662,848           1,512,962

Property & Equipment:
     Flight equipment                612,905             609,022
     Capital lease facility          456,185             456,185
     Other property & equipment      175,110             175,110
                                   1,244,200           1,240,317
Accumulated depreciation            (509,093)           (466,013)
Net property & equipment             735,107             774,304

Excess reorganization value            --                  6,841
Other assets                          17,258              17,258
Total assets                  $    2,415,213      $    2,311,365
                              ===================================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Current long-term debt   $      128,398      $      122,057
     Current capital lease            16,035              16,035
     Accounts payable                117,486             121,687
     Accrued expenses                635,385             551,958
     Traffic payable                  42,699              40,095
     Total current liabilities       940,003             851,832

Long-term debt, excluding current    320,710             397,110
Capital lease, excluding current     279,242             287,022
     Total liabilities             1,539,955           1,535,964

Stockholders' Equity
     Common stock of no par value
     authorized 20,000,000 shares;
     1,047,864 shares outstanding    472,926             482,711
     Retained earnings               402,332             292,690
     Stockholders' equity            875,258             775,401
Total liabilities & equity    $    2,415,213      $    2,311,365
                              ===================================


                       See notes to financial statements.

                        BIG SKY TRANSPORTATION CO.
                            Flow of Equity
                              (unaudited)

                                   Retained Earnings       Stockholder Equity

Balance at June 30, 1996            $ 292,690               $ 775,401

Net Income                             73,644                  73,644

Pre-Freshstart tax
benedits realized                      35,998                  35,998

Effect of reverse stock split
and stock dividend                                             (9,785)

Balance at December 31, 1996        $ 402,332               $ 875,258



                    see notes to finanacial statements

                            BIG SKY TRANSPORTATION CO.
                             Statement of Operations

                           Three months-ended      Six months-ended
                           December 31,            December 31,

                              1996        1995     1996      1995
                         (unaudited)(unaudited) (unaudited)(unaudited)
Operating Revenues:
   Passenger             $  392,689  $  438,104  $  787,761 $  852,224
   Charter                     --         7,130       5,900      7,130
   Cargo                     25,281      27,260      47,264     54,785
   Public service           772,053     813,380   1,525,645  1,712,017
   Other                     15,341       3,926      39,074     14,359
   Total                 $1,205,364  $1,289,800  $2,405,644 $2,640,515

Operating Expenses:
   Flying                   394,531     500,864     788,959    974,276
   Maintenance              280,179     284,024     533,544    559,131
   Passenger service        275,225     306,438     545,791    615,655
   Sales                     45,021      53,616      88,440    107,833
   General/Admin.           121,707     172,820     249,445    291,931
   Depreciation              20,200      21,241      40,850     42,586
    Total                $1,136,863  $1,339,003  $2,247,029 $2,591,412

Operating Income (Loss)      68,501     (49,203)    158,615     49,103

Other Income/(expenses):
   Interest, net             (9,910)    (12,988)    (19,369)   (25,191)
   Gain (loss) equipment    (12,327)        270     (13,280)       442
   Total                    (22,237)    (12,718)    (32,649)   (24,749)

Income before taxes          46,264     (61,921)    125,966     24,354

Income (loss) Tax Expense:
   Current                    3,610        --         9,483      5,976
   Charge in lieu of taxes   16,309        --        42,839     26,996
   Total                     19,919        --        52,322     32,972

Income (loss) before
   extraordinary item        26,345     (61,921)     73,644     (8,618)

Extraordinary item
   Debt extinguishment          --         --          --         (899)

Net Income (loss):        $  26,345   $ (61,921)  $  73,644   $  (9,517)
                          ============================================
Per share data:
   Income per common and
   common equivalent share     .03         --          .07         --

   Weighted average number
   of common & common
   equivalent shares
   outstanding            1,047,864   1,043,772   1,047,864    1,043,772

                       See notes to financial statements.

                           BIG SKY TRANSPORTATION CO.
                             Statements of Cash Flows

                                   Six months-ended
                                   December 31,

                                   1996                1995
                              (unaudited)         (unaudited)

From operating activities:
     Net income                $    73,644       $     (9,517)
     Depreciation                   40,850              45,439
     (Gain) loss on equipment       12,327                 442
     Excess reorganization value
     amortization and charges
     in lieu of taxes               42,839              26,996
Changes in assets/liabilities:
     Restricted cash               (87,683)            (85,447)
     Accounts receivable            38,654             (97,788)
     Expendable parts               (8,248)             (8,333)
     Prepaid expenses              (21,461)            (44,656)
     Accounts Payable               (4,201)            168,995
     Accrued expenses               83,427              34,934
     Traffic payable                 2,604               3,065
Net cash provided by operations    172,752              34,130

From investing activities:
     Proceeds from equipment           359               2,150
     Property & equipment          (12,520)                858
Net cash (used) provided
     by investing                  (12,161)              3,008

From financing activities:
     Payments on long-term debt    (70,059)            (84,783)
     Payments on capital lease      (7,780)             (7,018)
Net cash used by financing         (77,839)            (91,801)

Net cash increase (decrease)        82,752             (54,663)
Cash at beginning of period        360,668             408,457
Cash at end of period         $    443,420        $    353,794
                              ==================================

                        see notes to financial statements

                           BIG SKY TRANSPORTATION CO.
                             Statement of Cash Flows

                                   Six months-ended
                                   December 31,

                                   1996                1995
                              (unaudited)         (unaudited)
Supplement disclosures of
cash flow information:

Cash paid during the period for:

     Interest                 $    36,879         $    42,660
     Income taxes                    --                  --

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

NOTE C. Results of operations for the three months-ended and the six months-ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE D. On July 18, 1996 a Plan of Recapitalization was approved by the Company stockholders. The Plan of Recapitalization provided a 300-for-1 reverse split of the Company's existing stock followed by a 59-for-1 stock dividend effective on August 23, 1996. New stock with no par value was issued in exchange for old stock with a par value of $.10 per share.

NOTE E. Certain reclassifications have been made to the 1995 numbers to conform to the 1996 presentations.

                     PART I. Financial Information, Item 2.

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Summary of Airline Operating Statistics:

                              Three months-ended            Six months-ended
                              December 31,                  December 31,

                                         % change                     %change
                         1996      1995   +/(-)      1996       1995    +/(-)

Passengers carried      6,948     7,892   (11.9)   13,244     14,686    (9.8)

Average passenger
trip (miles)              194       196     (.8)      196        197     (.7)

Revenue passenger
miles               1,351,204 1,547,744   (12.7) 2,591,977 2,894,160    (10.4)

Available seat
miles (scheduled)   3,780,346 4,500,584   (16.0) 7,614,536 9,299,300    (18.1)

Available seat
miles (charter)        --         --        --       9,825     --       100.0

Total available
seat miles         3,780,346  4,500,584   (16.0) 7,624,361 9,299,300    (18.0)

Passenger load
factor (%)              35.7       34.4     3.9       34.0      31.1      9.2

Aircraft miles       256,119    308,389   (16.9)   519,322   630,801    (17.7)

Operating breakeven
load factor (%)         33.7       35.7    (5.6)      31.8      30.5      4.0

Yield per revenue
passenger mile (cents) 29.06      28.31     2.7      30.39     29.45      3.2

Operating cost per
available seat mile
(cents)                31.89      28.66    11.3      31.55     28.39     11.1

Freight pounds
enplaned              17,233     29,830    (42.2)   34,977    56,673    (38.3)

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Analysis of Results for the three months-ended December 31, 1996 and 1995:

Total operating revenues in the second quarter of fiscal year 1997 were $1.21 million, compared with $1.29 millon in the same quarter last year. Passenger revenues decreased $45,415 or 10.4% to total $392,689, in addition public service revenues decreased $41,327 or 5.1% to total $772,053. Available seat miles for scheduled service decreased 16% to total 3,780,346 also revenue passenger miles decreased 12.7% to total 1,351,204, resulting in a 3.9% load factor improvement from 34.4% to 35.7%. Total available seat miles decreased 16%. However, the yield per passenger mile increased 2.7% to total
29.06 cents for the December 1996 quarter.

Total operating expenses decreased $202,140 or 15.1% for the three months-ended December 31, 1996, as compared to the three months-ended December 31, 1995. Operating cost per available seat mile (ASM) for the same period increased 11.3%, from 28.66 cents to 31.89 cents.

The following table summarizes and compares major components of cost per ASM:

                              For three months-ended
                                   December 31,
                                   1996      1995

     Payroll-related costs        $.1115   $.1048

     Other                         .0697    .0768

     Maintenance                   .0536    .0448

     Aircraft lease costs          .0291    .0381

     Fuel and oil                  .0364    .0325

                                  $.3003   $.2970
                                 =================


Payroll-related expenses decreased $50,306 or 10.7% in the December 1996 quarter, as compared to the December 1995 quarter. The average full-time equivalent employees (FTE) for the three months-ended December 31, 1996 and 1995 were 63 and 67, respectively.

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Analysis of Results for three months-ended December 1996 & 1995 (continued):


Other expenses decreased $82,166 or 23.7% in the quarter-ended December 31, 1996 as compared to the same quarter for the prior year. The greatest reductions were experienced in the following areas: legal, printing, supplies and forms, while there were increases in utilities, memberships and subscriptions.

Maintenance decreased 3,845 or 1.4%. An increase in maintenance materials was offset by decreases in outside services, shop and servicing supplies.

Fuel and oil costs decreased $8,918 or 6.1%. Fuel costs for the three months ended December 31, 1996 decreased slightly compared to the same three months in 1995. Block hours decreased by 12%, monthly averages of 497 hours for December 1996 and 564 hours during December 1995 quarters.

Marketing related costs decreased by $8,595 or 16%. The largest decreases were in the travel and credit card commissions, followed by equipment rentals and customer reservations charges, a result of 11.9% fewer passengers carried.

Aircraft ownership/lease and insurance costs (aircraft rentals, depreciation, hull insurance and property taxes) decreased $61,399 or 35.7%. A modest decrease was accomplished in the aircraft hull insurance for fiscal year 1997. The largest change in comparing three months ended December 1996 to three months ended December 1995 is due to the property tax liability true-up entries made in 1995.

Net non-operating expenses were $42,156 for the December 1996 quarter and $12,718 for the December 1995 quarter. Pursuant to Chapter 11 Reorganization "Fresh Start" reporting, a charge of $16,309 in lieu of tax was recorded in the December 1996, compared to none for the December 1995 quarter.

The December 1996 quarter generated operating profit of $68,501 and net income of $26,345. By comparison, the same quarter in 1995 produced $49,203 operating loss and net loss of $61,921 including "Fresh Start" charges.

                        BIG SKY TRANSPORTATION CO.
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Analysis of Results for the six months-ended December 31, 1996 and 1995:

Total operating revenues decreased $234,871 or 8.9% from $2.64 million for the six months-ended December 31, 1995 to $2.41 million for six months-ended December 31, 1996. Passenger revenues decreased $64,463 or 7.6% from
$852,224 to $787,761. Public service revenues decreased $186,372 or 10.9% to total $1.53 million. Available seat miles for scheduled service decreased 18.1% and revenue passenger miles decreased 10.4%, resulting in a 9.3% load factor improvement from 31.1% to 34%. Total available seat miles, decreased 18%. While the yield per passenger mile increased 3.2% to 30.39 cents for the six months ended December 31, 1996.

Operating costs per ASM increased 11.1% from 28.39 cents to 31.55 cents. Total operating expenses for the six months-ended December 31, 1996 were 2.2 million compared to 2.6 million for the same period one year earlier; an decrease of $344,383 or 13.3%.

The following table summarizes and compares major components of cost per ASM:

                              For Six Months-Ended
                                   December 31,
                                   1996      1995

     Payroll-related costs       $.1066    $.0997

     Other                        .0737     .0705

     Maintenance                  .0502     .0429

     Aircraft lease costs         .0288     .0353

     Fuel and oil                 .0349     .0302

                                 $.2942    $.2786
                                 =================


Payroll-related expenses decreased $113,912 or 12.3% in the six months-ended December 31, 1996 as compared to the same period one year earlier. This is result of staff reductions in December 1996 in part due to a change in the flight schedule.

                         BIG SKY TRANSPORTATION CO.
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Analysis of Results for six months-ended December 31, 1996 & 1995 (continued):


Other expenses decreased $93,191 or 14.2% for the six months-ended December 31, 1996. Increases in utiliities and outside purchases were offset by decreases in personnel expenses, legal and professional fees.

Maintenance costs decreased $25,587 or 4.6%. Outside services were reduced along with shop and servicing supplies, while maintenance materials increased.

Fuel and oil costs decreased $14,003 or 5% in the six months-ended
December 31, 1996 as compared to the same period one year earlier. The aircraft fleet at December 1996 consisted of one Cessna 402C and three Metroliners in comparison to December 1995 with one Cessna 402C and four Metroliners. Also a change in flight schedule reduced the number of monthly block hours.

Marketing costs decreased $19,393 or 18%. This is due to reductions in travel and credit card commissions, tariff and advertising costs.

Aircraft ownership/lease costs decreased $107,768 or 32.8%. Due to December 1996 having one less aircraft in the fleet, reductions in lease costs and insurance were experienced.

Net non-operating results were $84,971 and $58,620 for the six months-ended December 31, 1996 and 1995, respectively. Pursuant to Chapter 11 reorganization "Fresh Start" reporting, charges in lieu of taxes (non cash) of $42,839 and $26,996 were recorded for the six months-ended December 31, 1996 and 1995 respectively. These charges in lieu of taxes are a result of "Fresh Start" accounting and is amortization of excess reorganizational value for taxes that would have been incurred if the Company did not have the use of net operating tax loss carryforwards.

The six months of fiscal year 1997 produced operating income of $158,615 and a net income of $73,644 whereas the same period one year earlier generated operating income of $49,103 and net loss of $9,517.

                         BIG SKY TRANSPORTATION CO.
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Liquidity and Capital Resources:


At December 31, 1996, the Company showed a current ratio of 1.77:1 and positive working capital of $722,845 compared to a current ratio of 1.78:1 and positive working capital of $661,130 at June 30, 1996. The Company generated cash from operations of $173,705 and $34,110 for the six months ended December 31, 1996 and 1995, respectively. Total long-term debt (including current installments) at December 31, 1996 was $744,385 (including capital lease obligations) compared to $822,224 at June 30, 1996. The Company is current on all of its debt service obligations. Stockholders' equity was $875,258 at December 31, 1996, a 12.9% increase from the balance of $775,401 at June 30, 1996.

In mid-January 1997, Order 96-12-34 was finalized with the Department of Transportation, awarding the Company a new two year contract to provide Essential Air Services to seven central and eastern Montana communities.
The new compensation rates are $3.24 million for the period December 1, 1996 through November 30, 1997 and $3.08 million for the period December 1, 1997 through November 30, 1998. The Company is investigating available business opportunities in order to reduce dependence upon the Federal Government Essestial Air Service Program. As part of these efforts, a non-subsidized route to Great Falls, Montana was implemented in May 1995.

The Company occupies a maintenance hangar/general office facility at the Billings Airport, which is leased from a member of the Board of Directors and is recorded as a capital lease. The interest rate on the capital lease is 8.5% with principal due on a 20 year amortization with a five-year ballon payment. It is the intent of the building owner and the Company to refinance the debt after five years, hopefully on similar terms. The Company has purchase options at 5, 10, 15 and 20 years and a right of first refusal upon approval by the owner of sale of his interests to a third party. At December 31, 1996, the Company has contributed $156,185 of equity to the building.
The purchase provisions provide a vehicle for recovering the Company's full equity in the transaction and to share in any appreciated value.

The Company has an operating line of credit in place, secured by an owned aircraft. To date, the Company has not drawn on the line.

A claim for retroactive compensation related to the DOT's Service Reduction Order (95-11-28), detrimentally affecting results between late November 1995 and mid-April 1996, was rejected.

On August 23, 1996 the Company's Plan of Recapitalization become effective.
As a result of a 5/1 reverse stock split, there now are approximately 1.04 million share of common stock outstanding and an estimated 1,000 stockholders. Initally, the new stock traded at 1 1/4. Under the Plan's provisions, certificate transfers may occur as late as August 22, 1998.

                        BIG SKY TRANSPORTATION CO.
                                 Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BIG SKY TRANSPORTATION CO.
     registrant



By: /s/ Craig Denney                           By: /s/ Karie Kane

     Craig Denney                                   Karie Kane
     Executive VP/Division Manager                  Accounting Manager
     (Officer in charge of Accounting)





February 14, 1997