Form 10-Q
period 1997-03-31
BIG SKY TRANSPORTATION CO
filed 1997-05-09
CIK 313522

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC  20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       for the period-ended March 31, 1997


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

     YES   XX           NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS:    Common Stock, no par value

     SHARES OUTSTANDING: at March 31, 1997: old 1,119,903
                                            new   827,580

                           BIG SKY TRANSPORTATION CO.
                                    FORM 10-Q



                       For the Period-Ended March 31, 1997





                                    CONTENTS


Part I    Financial Information



Item 1.   Condensed Financial Statements:



     Balance Sheets
     March 31, 1997 (unaudited) and June 30, 1996 (audited)


     Flow of Equity (unaudited)


     Statements of Operations
     Three months-ended and Nine months-ended
     March 31, 1997 and 1996 (unaudited)


     Statements of Cash flows
     Nine months-ended March 31, 1997 and 1996 (unaudited)


     Notes to Unaudited Financial Statements




Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

                     Part I.  Financial Information, Item 1.

                           BIG SKY TRANSPORTATION CO.
                                 Balance Sheets

                                   March 31,           June 30,
                                       1997              1996
ASSETS                             (unaudited)         (audited)
Current Assets:
     Cash                     $      543,035      $      360,668
     Restricted cash                 514,462             426,769
     Accounts receivable, net        453,604             447,793
     Expendable parts/supplies       238,566             236,128
     Inventory held for sale          30,000              41,604
     Prepaid expenses                 18,904                --
     Total current assets          1,798,571           1,512,962

Property & Equipment:
     Flight equipment                610,165             609,022
     Capital lease facility          456,185             456,185
     Other property & equipment      175,107             175,110
                                   1,241,457           1,240,317
Accumulated depreciation            (529,338)           (466,013)
Net property & equipment             712,119             774,304

Excess reorganization value            --                  6,841
Other assets                          17,258              17,258
Total assets                  $    2,527,948      $    2,311,365
                              ===================================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Current long-term debt   $      132,500      $      122,057
     Current capital lease            13,868              16,035
     Accounts payable                 78,584             121,687
     Accrued expenses                722,334             551,958
     Traffic payable                  43,582              40,095
     Total current liabilities       990,868             851,832

Long-term debt, excluding current    290,501             397,110
Capital lease, excluding current     277,268             287,022
     Total liabilities             1,558,637           1,535,964

Stockholders' Equity
     Common stock of no par value
     authorized 20,000,000 shares;
     1,047,828 shares outstanding    472,926             482,711
     Retained earnings               496,385             292,690
     Stockholders' equity            969,311             775,401
Total liabilities & equity    $    2,527,948      $    2,311,365
                              ===================================


                       See notes to financial statements.

                           BIG SKY TRANSPORTATION CO.
                                 Flow of Equity
                                   (unaudited)





                                   Retained Earnings        Stockholder Equity


Balance at June 30, 1996           $    292,690             $    775,401

Net Income                              137,496                  137,496

Pre-Freshstart tax
     benefits realized                   66,199                   66,199

Effect of reverse stock split
     and stock dividend                                           (9,785)

Balance at March 31, 1997          $    496,385             $    969,311




                        See notes to financial statements

                           BIG SKY TRANSPORTATION CO.
                            Statements of Operations

                           Three months-ended      Nine months-ended
                           March 31,               March 31,

                              1997        1996     1997      1996
                         (unaudited)(unaudited) (unaudited)(unaudited)
Operating Revenues:
   Passenger             $  400,828  $  428,891  $1,188,589 $1,281,115
   Charter                     --         --          5,900      7,130
   Cargo                     25,364      26,677      72,628     81,462
   Public service           785,552     742,407   2,311,197  2,454,424
   Other                     13,925       7,495      52,999     21,854
   Total                 $1,225,669  $1,205,470  $3,631,313 $3,845,985

Operating Expenses:
   Flying                   378,182     453,655   1,167,141  1,427,931
   Maintenance              276,281     312,137     809,825    871,268
   Passenger service        187,969     294,516     733,760    910,171
   Sales                    127,704      54,549     216,144    162,382
   General/Admin.           129,231     143,686     378,676    435,617
   Depreciation              20,206      21,600      61,056     64,186
    Total                $1,119,573  $1,280,143  $3,366,602 $3,871,555

Operating Income (Loss)     106,096     (74,673)    264,711    (25,570)

Other Income/(expenses):
   Interest, net             (8,009)    (13,556)    (27,378)   (38,747)
   Gain (loss) equipment      2,655         289     (10,625)       731
   Total                     (5,354)    (13,267)    (38,003)   (38,016)

Income (loss) before taxes  100,742     (87,940)    226,708    (63,586)

Income Tax Expense:
   Current                    6,686      (5,976)     16,169       --
   Charge in lieu of taxes   30,201     (26,996)     73,040       --
   Total                     36,887     (32,972)     89,209       --

Income (loss) before
     extraordinary items     63,855     (54,968)    137,499    (63,586)

Extraordinary item
   Debt extinguishment          --         --          --         (899)

Net Income (loss):        $  63,855  $  (54,968)  $ 137,499  $ (64,485)
                          =============================================
Per share data:
   Income per common and
   common equivalent share    .06          --          .13         --

   Weighted average number
   of common & common
   equivalent shares
   outstanding            1,047,828  1,043,772   1,047,828  1,043,772

                       See notes to financial statements.

                           BIG SKY TRANSPORTATION CO.
                            Statements of Cash Flows

                                        Nine months-ended
                                        March 31,

                                   1997                1996
                              (unaudited)         (unaudited)

From operating activities:
     Net income (loss)        $    137,499        $    (64,485)
     Depreciation                   61,056              69,714
     (Gain) loss on equipment       10,625                 731
     Excess reorganization value
     amortization and charges
     in lieu of taxes               73,040                --
Changes in assets/liabilities:
     Restricted cash               (87,693)           (122,619)
     Accounts receivable            (5,811)            (54,086)
     Expendable parts               (2,438)            (12,382)
     Prepaid expenses              (18,904)            (52,829)
     Accounts Payable              (43,103)             63,353
     Accrued expenses              170,376              35,894
     Traffic payable                 3,487                (863)
Net cash provided by operations    298,134            (137,572)

From investing activities:
     Proceeds from equipment           359               3,565
     Property & equipment           (8,039)             (6,813)
Net cash(used) provided
     by investing                   (7,680)             (3,248)

From financing activities:
     Payments on long-term debt    (96,166)           (112,469)
     Payments on capital lease     (11,921)            (10,698)
Net cash used by financing        (108,087)           (123,167)

Net cash increase (decrease)       182,367            (263,987)
Cash at beginning of period        360,668             408,457
Cash at end of period         $    543,035        $    144,470
                              ==================================


Supplement disclosures of
cash flow information:

Cash paid during the period for:

     Interest                 $    54,007         $    63,039
     Income taxes                    --                  --

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

NOTE C. Results of operations for the three months-ended and the nine months-ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE D. On July 18, 1996 a Plan of Recapitalization was approved by the Company stockholders. The Plan of Recapitalization provided a 300-for-1 reverse split of the Company's existing stock followed by a 59-for-1 stock dividend effective on August 23, 1996.
          New stock with no par value was issued in exchange for old stock with a par value of $.10 per share.

NOTE E. Certain reclassifications have been made to the 1996 numbers to conform to the 1997 presentations.

                     PART I. Financial Information, Item 2.

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Summary of Airline Operating Statistics:

                              Three months-ended            Nine months-ended
                              March 31,                     March 31,

                                         % change                     %change
                         1997      1996   +/(-)      1997       1996  +/(-)

Passengers carried      5,912     6,954 (15.0)     19,156     21,640  (11.5)

Average passenger
trip (miles)              195       195     0         196        187    4.8

Revenue passenger
miles               1,153,651 1,354,426 (14.8)  3,745,628  4,248,586  (11.8)

Available seat
miles (scheduled)   3,682,824 3,995,697  (7.8) 11,297,360 13,294,997  (15.0)

Available seat
miles (charter)        --          --      --       9,825       --    100.0

Total available
seat miles          3,682,824 3,995,697  (7.8) 11,307,185 13,294,997  (15.0)

Passenger load
factor (%)               31.3      33.9  (7.7)       33.1       31.9    3.7

Aircraft miles        251,522   275,519  (8.7)    770,844    906,320  (15.0)

Operating breakeven
load factor (%)          28.6      36.0 (20.6)       30.7       32.2   (4.7)

Yield per revenue
passenger mile (cents)  34.74     31.67    9.7      31.73      30.15    5.2

Operating cost per
available seat mile
(cents)                 33.28     30.17   10.3      32.12      28.93   11.0

Freight pounds
enplaned               23,253    29,830  (22.1)    58,230     78,045  (25.4)

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Analysis of Results for the three months-ended March 31, 1997 and 1996:

Total operating revenues in the third quarter of fiscal year 1997 were $1.23 million, compared with $1.21 millon in the same quarter last year. Passenger revenues decreased $28,891 or 6.5% to total $400,828, while public service revenues increased $43,145 or 5.8% to total $785,552. Available seat miles for scheduled service decreased 7.8% to total 3,682,824 also revenue passenger miles decreased 14.8% to total 1,153,651 resulting in a 7.7% load factor decrease from 33.9% to 31.3%. Yield per passenger mile increased 9.7% to total 34.74 cents for March 1997 quarter.

Total operating expenses decreased $160,570 or 12.5% for the three months-ended March 31, 1997, as compared to the three months-ended March 31, 1996. Operating cost per available seat mile (ASM) for the same period increased 10.3%, from 30.17 cents to 33.28 cents.

The following table summarizes and compares major components of cost per ASM:

                              For three months-ended
                                   March 31,
                                   1997      1996

     Payroll-related costs         $.1103    $.1132

     Other                          .0665     .0814

     Maintenance                    .0542     .0546

     Aircraft lease costs           .0374     .0329

     Fuel and oil                   .0351     .0382

                                   $.3035    $.3203
                                   =================


Payroll-related expenses decreased $45,878 or 10.1% in the March 1997 quarter as compared to the March 1996 quarter. The average full-time equivalent employees for the three months-ended March 31, 1997 and 1996 were 66 and 67, respectively.

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Analysis of Results for three months-ended March 31, 1997 & 1996 (continued):


Other expenses decreased $79,934 or 24.6% in the quarter-ended March 31, 1997 as compared to the same quarter for the prior year. Advertising experienced a large reduction. At this time, this lower level of spending is expected to continue.

Maintenance decreased 18,410 or 8.4%. A decrease in outside maintenance services and shop and servicing supplies made up the vast majority of the reduction in cost. This is impart due to the fleet status in March 1997 being one aircraft less than March 1996.

Fuel and oil costs expenses remained relatively unchanged in comparing March 1997 and 1996 quarters. Which indicated the increase in cost was off set by the decline in block hours. Monthly block hour averages were 478 hours in the March 1997 quarter from 514 in the March 1996 quarter.

Aircraft ownership/lease and insurance costs (aircraft rentals, depreciation, hull insurance and property taxes) decreased $14,622 or 9.6%. The fleet operated during the March 1997 quarter consisted of one Cessna 402C (owned) and three Metroliner II's (leased). In comparison to the same quarter in 1996 with one Cessna 402C (owned) and four Metroliner II's (leased). As a result of the reduction of one leased metro the lease cost, insurance and property taxes have decreased.

Net non-operating expenses were $42,241 for the March 1997 quarter and $19,705 (income) for the March 1996 quarter. Pursuant to Chapter 11 Reorganization "Fresh Start" reporting, a charge of $30,201 in lieu of tax was recorded in the March 1997 and no entry in the March 1996 quarter.

The March 1997 quarter generated operating profit of $106,096 and net income of $63,855. By comparison, the same quarter in 1996 produced a $74,673 operating loss and net loss of $54,968 including "Fresh Start" charges.

                      BIG SKY TRANSPORTATION CO.
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Analysis of Results for the nine months-ended March 31, 1997 and 1996:

Total operating revenues decreased $214,672 or 5.6% from $3.85 million for the nine months-ended March 31, 1996 to $3.63 million for nine months-ended March 31, 1997. Passenger revenues decreased $92,526 or 7.2% from $1.28 million to $1.19 million. Public service revenues decreased $143,227 or 5.8% to total $2.31 million. Available seat miles for scheduled service decreased 15.0% and revenue passenger miles decreased 11.8%, resulting in a 3.7% load factor increase. Yield per passenger mile increased 5.2 percent.

Operating costs per ASM increased 11% from 28.93 cents to 32.12 cents. Total operating expenses for the nine months-ended March 31, 1997 were 3.37 million compared to 3.87 million for the same period one year earlier; a decrease of $504,953 or 13%.

The following table summarizes and compares major components of cost per ASM:

                              For Nine Months-Ended
                                   March 31,
                                   1997      1996

     Payroll-related costs         $.1078    $.1038

     Other                          .0713     .0738

     Maintenance                    .0515     .0465

     Aircraft lease costs           .0316     .0362

     Fuel and oil                   .0350     .0310

                                   $.2972    $.2913
                                   =================


Payroll-related expenses decreased $159,790 or 11.6% in the nine months-ended March 31, 1997 as compared to the same period one year earlier.

                        BIG SKY TRANSPORTATION CO.
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Analysis of Results for nine months-ended March 31, 1997 & 1996 (continued):


Other expenses decreased $173,125 or 17.6% for the nine months-ended March 31, 1997. Passenger related expenses such as interrupted trip, reservation charges and credit card commissions had decreases over the March 1996 quarter, a reflection of the decline in passengers carried.

Maintenance costs decreased $33,920 or 5.5%. An increase in maintenance materials and hangar expenses were offset by reductions of outside maintenance services and shop and servicing supplies.

Fuel and oil costs for the nine months ended March 31, 1997 decreased $15,727 or 3.8% over the nine months ended March 31, 1996. As previously stated a reduction in block hours associated with the reduction of aircraft in the fleet constitute the decline in expenses.

Aircraft ownership/lease costs decreased $122,390 or 25.5%. Due to March 1997 having one less aircraft in the fleet, reductions in lease costs and insurance were experienced.

Net non-operating expenses were $127,212 and $38,915 for the nine months-ended March 31, 1997 and 1996, respectively. Pursuant to Chapter 11 reorganization "Fresh Start" reporting, charges in lieu of taxes (non cash) of $73,040 was recorded for the nine months-ended March 31, 1997. No charge was recorded for the same nine months period in 1996. These charges in lieu of taxes are a result of "Fresh Start" accounting and is amortization of excess reorganizational value for taxes that would have been incurred if the Company did not have the use of net operating tax loss carryforwards.

The nine months of fiscal year 1997 produced operating profit of $264,711 and a net profit of $137,499 whereas the same period one year earlier generated operating loss of $25,570 and net loss of $64,485.

                        BIG SKY TRANSPORTATION CO.
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Liquidity and Capital Resources:

At March 31, 1997, the Company showed a current ratio of 1.81 and positive working capital of $807,703 compared to a current ratio of 1.78 and positive working capital of $661,130 at June 30, 1996. The Company generated cash from operations of $182,367 and used $263,987 in the nine months-ended March 31, 1997 and 1996, respectively. Total long-term debt (including current installments) at March 31, 1997 was $714,137 (including capital lease obligations) compared to $822,224 at June 30, 1996. The Company is current on all of its debt service obligations. Stockholders' equity was $969,311 at March 31, 1997 compared to $775,401 at June 30, 1996.

In mid-January 1997, Order 96-12-34 was finalized with the Department of Transportation, awarding the Company a new two year contract to provide Essential Air Services to seven central and eastern Montana communities. The new compensation rates are $3.24 million for the period December 1, 1996 through September 30, 1997 and $3.08 Million for the period October 1, 1997 through November 30, 1998. New and additional funding for the EAS program was approved by congress in 1996, which likely will cause service increases and additional compensation starting in October 1997.

The Company continues to investigate available business opportunities in order to reduce dependence upon the Federal Government Essential Air Service Program. As part of these efforts, a non-subsidized route to Great Falls, Montana was implemented in May 1995 and an agreement to sublet part of its hangar facilities in Billings was completed in June 1996.

The Company occupies a maintenance hangar/general office facility at the Billings Airport, which is leased from a member of the Board of Directors and is recorded as a capital lease. The interest rate on the capital lease is 8.5% with principal due on a 20 year amortization with a five-year balloon payment. It is the intent of the building owner and the Company to refinance the debt after five years, hopefully on similar terms. The Company has purchase options at 5, 10, 15 and 20 years and a right of first refusal upon approval by the owner of sale of his interests to a third party. At March 31, 1997, the Company has contributed $156,185 of equity to the building.
The purchase provisions provide a vehicle for recovering the Company's full equity in the transaction and to share in any appreciated value.

The Company has an operating line of credit in place, secured by an owned aircraft. To date, the Company has not drawn on the line.

A claim for retroactive compensation related to the DOT's Service Reduction Order (95-11-28), detrimentally affecting results between late November 1995 and mid-April 1996, was rejected.

On August 23, 1996 the Company's Plan of Recapitalization became effective. As a result of a 5/1 reverse stock split, assuming all old shares are submitted for exchange, there now are approximately 1.04 million shares of common stock outstanding and an estimated 1,000 stockholders. Initially, the new stock traded at 1 1/4. Under the Plan's provisions, certificate transfers may occur as late as August 22, 1998.

                        BIG SKY TRANSPORTATION CO.
                                 Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BIG SKY TRANSPORTATION CO.
     registrant



By: /s/ Craig Denney                    By: /s/ Karie Kane

Craig Denney                            Karie Kane
Executive VP/Division Manager           Director, Accounting
(officer in charge of accounting)





May 07, 1997