Form 10KSB40
period 1997-06-30
BIG SKY TRANSPORTATION CO
filed 1997-09-26
CIK 313522

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   FORM 10-KSB

             (X)   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year-Ended June 30, 1997
                        Commission File Number 1-7991

             ( )   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                            THE SECURITIES ACT OF 1934
                     For the transition period from       to

                            Big Sky Transportation Co.
              (Exact name of small business issuer in its charter)

           Montana                                     81-0387503
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.

1601 Aviation Place, Billings, Montana                   59105
(Address of principal executive offices)               (Zip Code)

                  Issuer's telephone number (406) 245-9449

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, No Par Value                    Pacific Exchange, Inc.
(Title of Class)                   (Name of Each Exchange on which Registered)

Securities registered pursuant to Section 12 (g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: (X)

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: (X)

State issuer's revenues for its most recent fiscal year:  $4,870,835

State the aggregate market value of voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within the past 60 days: $578,357 (514,095 shares public float @ $1.125 per share, based on latest sale
September 9, 1997).

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after
distribution of securities under a plan confirmed by a court:  Yes X     No

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 1996 Series Common
Stock   1,054,900  (June 30, 1997)

                              Index

                            Form 10KSB

                                                                       Page(s)
PART I:      Item 1. Description of Business

             Item 2. Description of Property

             Item 3. Legal Proceedings

             Item 4. Submission of Matters to a Vote of Security Holders

PART II:     Item 5. Market for Common Equity and Related Stockholder Matters

             Item 6. Management Discussion & Analysis of Plan of Operation

             Item 7. Financial Statements

             Item 8. Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure

PART III:    Item 9. Directors, Executive Officers, Promoters & Control
                     Persons, and Compliance with Section 16(a) of the Exchange Act

             Item 10. Executive & Board Compensation

             Item 11. Security Ownership of Certain Beneficial Owners &
                      Management

             Item 12. Certain Relationships and Related Transactions

PART IV:     Item 13. Exhibits and Reports on Form 8-K



                            Financial Statements
                                 (appended)

              Independent Auditors' Reports

              Balance Sheets

              Operations

              Stockholders' Equity

              Cash Flows

              Notes to Financial Statements

                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction: Big Sky Transportation Co. dba Big Sky Airlines (the Company) operates as a regional air carrier, providing scheduled passenger, freight, express package and charter services. It operates under Part 121 of the Federal Aviation Regulations and holds a Section 401 PC&N Certificate issued by the U.S. Department of Transportation.

The Company is the successor to another corporation of the same name, incorporated in the State of Montana in 1978 and commenced flying operations in September 1978. It reorganized as a Montana public corporation in August 1979, selling 600,000 shares of its Class A common stock. At that time, it became a subsidiary of Great Plains Transportation Co. (predecessor operating Company), through the issuance of 1,000,000 shares of its Class A common stock to Great Plains Transportation Co., in exchange for substantially all of the assets and certain liabilities of the predecessor operating Company.
A second public offering of 700,000 shares of Class A common stock was completed in September 1981. Subsequently, all shares of common stock were merged into a single class. A private placement of 500,000 shares of preferred stock was completed in February 1988 (later converted to common).

The Company successfully completed a Chapter 11 Reorganization beginning in March 1989. Its Plan was confirmed in July 1991 and the case closed in June 1992.

Since 1995, the Company's Board and management have placed considerable added emphasis on business growth and diversification.
In addition to creating a more stable economic base for its operations and enhancing profitability, a major objective is to reduce the Company's reliance on the government Essential Air Service contract. The Company is striving to enhance stockholder value.

Routes & Services: The Company's present route system is designed around the small air service hub of Billings, MT. Passengers and freight are transported within the Company's route system and in conjunction with other carriers. Services between the hub and seven isolated communities in Central/Eastern Montana are performed under contract with the U.S. Department of Transportation's Essential Air Service (EAS) program. In addition, the Company provides non-subsidized service between Billings, MT and Great Falls, MT. The Company operates daily scheduled flights, which provide well-timed interline connecting services, as well as convenient local market services.

The table below lists the cities served and date service was inaugurated:

             City/State                       Service Inaugurated
             Billings, Montana ...                 Sep 1978
             Glasgow, Glendive, Havre,
               Lewistown, Miles City,
               Sidney & Wolf Point, Montana ...    Jul 1980
             Great Falls, Montana ...              May 1995

Between June 1985 and mid-1990, the Company operated as a Northwest Airlink feeder carrier under a joint marketing/code-sharing agreement with Northwest Airlines, Inc.. In July 1993 the Company joined Continental Airlines' OnePass frequent flyer bonus program, under which Big Sky's passengers were eligible to earn 500 miles credit toward future transportation on Continental, Continental Express, Big Sky or any one of twelve other carriers throughout the world; however, with Continental's system realignment in July 1994 and ultimately its departure from Billings, the relationship was terminated. In September 1994, the Company entered a joint marketing/code-sharing agreement with Frontier Airlines, Inc., a new Denver-based jet carrier. Frontier terminated its Montana routes in September 1995, which resulted in termination of this agreement. Since that time, the Company has marketed its services under its own trade name and two-letter code.

In October 1989, as part of its Plan of Reorganization, the Company terminated all scheduled services in several competitive Western
Montana/Spokane markets.   Its route system was reduced to eight
essential air service communities and their two designated hubs, including Williston and Bismarck, ND. In May 1993, services at the
latter two cities were terminated (see Subsidized Routes, below).   In
May 1995, the Company extended service to Great Falls, MT with two daily flights, service levels were increased in October 1995 when Frontier Airlines terminated its services. All points currently served by the Company are located in Central/Eastern Montana.

Since mid-1980, the Company has been a continuous contract-holder under the U.S. Department of Transportation's (DOT's) essential air service (EAS) Program, which was established under the Airline Deregulation Act of 1978 (the "Deregulation Act"). Under the Federal Airport and Airways Improvement Act of 1987, the government became obligated to maintain essential air services to numerous smaller communities around the Nation, including those presently served by the Company. The original EAS Program was scheduled to terminate in October 1988; however, the above-cited Act extended it through 1998. In October 1996, the Rural Air Service Survival Act was approved by Congress, which extended the Program indefinitely and provided a permanent funding source for EAS starting in October 1997. Total annual funding available under the new program is estimated at $50 million, which has provided opportunities to restore and enhance services.

Development Plans: While the Company plans to operate EAS services as long as they fit the overall business plan and are financially productive, it has been vigorously pursuing a growth and diversification strategy. Change in the business is expected to include expansion of the current airline, as well as the addition of other aviation-related enterprises. Significantly, at this particular time, opportunities to provide scheduled service within the Montana region are arising because of the fleet changes of larger regional carriers, which have committed themselves to small jets and larger turboprop aircraft and no longer will operate any aircraft of less than the 30-plus passenger size. As a result, these carriers find themselves unwilling or unable to serve certain markets, creating growth opportunities. In October 1997, the Company will inaugurate new services in two such markets -- Helena-Billings and Missoula-Billings, previously served by Horizon Air. Based on these services and expansion of EAS operations under the new EAS funding program, the Company's scheduled seat capacity will expand over 40 percent. See further discussion of development plans at Item 6, hereto.

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

Employees: At June 30, 1997, the Company employed 73 total personnel, a portion of which are part-time. The Company's pilots are represented by the Big Sky Pilots' Association (BSPA)and its mechanics by the International Association of Machinists & Aerospace Workers Union (IAM).

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

Economic & Seasonal Conditions: Due to the basic nature of all services provided and the relatively high proportion of business traffic, loads on Big Sky's system are not highly seasonal. Traffic by quarter of the year typically does not vary substantially. The strongest periods are spring (quarter-ended June) and summer (quarter-ended September). Due to lower traffic and weather-related delays and cancellations, the winter period (quarter-ended March) generally is the weakest.

Competition: Since 1990, the Company's routes have been restricted primarily to those served under the essential air service (EAS) contract. The principal competition over these routes is surface transportation, primarily the automobile. Principal competition in freight and small package sector are the national franchise services provided in the region by contract operators. The services represented include United Parcel Service, Federal Express and Airborne. The bulk of U.S. Postal Service mail in the region is carried under contract by other private operators.

Regulation: All certificated airlines, including the Company, are subject to regulation by the DOT and the Federal Aviation
Administration (FAA) under the Federal Aviation Act (the Act).

DOT Regulation: The federal government has jurisdiction to review certain merger and acquisition transactions involving carriers, persons controlling carriers, and persons substantially engaged in the business of aeronautics. Responsibility for administration of the Essential Air Service Program was shifted to the DOT in 1985, under the CAB sunset provisions of the Deregulation
Act, and most recently to the FAA.

FAA Regulation: The Company is subject to numerous phases of FAA regulation. including certification and regulation of flight equipment; qualifications and licensing for personnel who engage in flight, maintenance and operational activities; approval of flight training activities; and enforcement of air safety standards and airport access rules.


ITEM 2.  DESCRIPTION OF PROPERTY

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

During October 1997, the Company's fleet will change to five
"low-time" 16,000 pound gross takeoff weight Metro III's, in order to provide service to the new and expanded route system. The Cessna 402C was sold in July. Two Metro II's are being returned to their lessors in late September and a third later this year, at which time a sixth Metro III will be added, resulting in a fully-standardized fleet. See discussion at Item 6, hereto.

Aircraft Maintenance: The Company employs certified A&P (Airframe & Power Plant) mechanics, who perform all routine maintenance and periodic inspections on its aircraft and engines. Major engine overhauls and avionics work are performed by the manufacturers or qualified outside contractors. The Company maintains its own hangar/office facility at the Billings airport and leases (see Note 8 to the financial statements) for hangar space at locations outside Billings for over-nighting aircraft on a seasonal, as needed, basis.

The Company holds an FAA-certified repair station certificate, allowing it to perform maintenance on Garrett TPE -331 series engines. This certificate also allows the Company to perform maintenance for outside customers; however, to date, work and revenues generated by outside customers have been minimal.

Airport & Terminal Facilities: The Company leases space and provides its own ground services and customer services at eight cities currently served. At Great Falls, it contracts ground services from Northwest Airlines.

General Offices: The Company's hangar and principal offices, are located at 1601 Aviation Place, Billings Logan International Airport. An adjacent modular building is used to accommodate certain administrative and training needs.


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in a claim related to an employee. Upon advice of counsel, the Company believes it has meritorious defenses against the claim. While protecting all rights of the employee, the Company intends to vigorously defend this matter. The Company is unable to determine the possible impact of financial position or results of operations of an unfavorable outcome, if any.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year-ended June 30, 1997, there were no special meetings or votes of the stockholders. The Proxy Statement for the July 1996
Annual Meeting of Stockholders is incorporated by reference.


PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since August 1980, the Company's common stock has been listed on the Pacific Exchange, Inc.(PSE). The stock trading symbol is "BSA.P".

The following table, based on total monthly report statistics as received from the PSE, sets forth the range of high (high of monthly high averages) and low (low of monthly low averages) sales prices of the Company's common stock by quarter during fiscal years 1996 and 1997. Bid prices represent quotations between dealers and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Data for fiscal year 1997 reflect effect of the 5:1 reverse stock split effective in August 1996:

Fiscal Year 1996 (pre-recap.):
        Quarter-Ended     High ($)                Low ($)
        09/30/951       .2500 Jul./Sep.         .1875 Jul./Sep.
        12/31/951       .2500 Nov./Dec.         .1875 Nov./Dec.
        03/31/961       .2188 Jan./Feb.         .1875 Jan./Feb.
        06/30/96        .2188 Apr./May/Jun.     .1875 Apr./May/Jun.


Fiscal Year 1997 (post-recap):
        Quarter-Ended     High ($)                Low ($)
        09/30/962       1.2500 Aug.                  -- 3
        12/31/962       1.3125 Dec.             1.0625 Oct.
        03/31/972       1.1250 Feb./Mar.        1.1250 Feb/Mar.
        06/30/972       1.1562 Apr./May/Jun.    1.1250 Apr./May

1 No trading reported in Feb., Aug., Oct. 1995, and Mar. 1996.
2 Prices reflect 5:1 reverse stock split effective August 1996.
3 Low for 9/30/96 quarter was $.2500 (pre-recapitalization).

According to records maintained by the Company's transfer agent, Continental Stock Transfer & Trust Co., the Company had 1,166 holders-of-record of its 1996 Series Common Stock as of June 30, 1997. The Company's Chapter 11 Plan of Reorganization places a restriction on payment of dividends. No dividends were issued in either FY 1996 or FY 1997. Payment of cash dividends on the Company's common stock is not anticipated in the foreseeable future.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

As part of its growth plan, in July the Company announced plans to commence new scheduled services linking Billings with Helena and Missoula, MT, effective October 12, 1997. Earlier, Horizon Air announced discontinuation of all local service in these markets--the two largest intra-state markets--as of October 11, 1997.

To accommodate the new western Montana service, in addition to meeting the needs for improves EAS effective October 1, Big Sky has committed to replace its fleet of three Fairchild Metro II aircraft with six newer and fully-refurbished Fairchild Metro III aircraft. Lease/purchase agreements for five of the six aircraft have been completed and the sixth is underway. The Metro III aircraft provide seating for 19 passengers (versus 15 for the Metro II), fixed seating on all flights more or less regardless of weather or load variances and a more comfortable and quiet ride. The Metro III cruises at 300 miles per hour. The relative newness of the Company's newly-obtained Metro III aircraft is expected to contribute to operational reliability and safety, while lowering maintenance costs.

Review and analysis of growth opportunities for the Company is continuing. Possibilities are being considered both in the scheduled air passenger business and beyond into affiliated aviation businesses.

In connection with its current plans, the Company has established a line of credit through First Interstate Bank of Billings. The credit line is related to projected temporary cash flow needs through mid-1998 and is capped at $600,000. The Company also secured a $150,000 advance on subsidy payments to supplement cash flow during start-up of enhanced EAS services.

The following table sets forth certain statistics relating to the operations of the Company during the recent two years:
                                              Year-Ended 6/30
                                              1997      1996
Passengers                                   25,075    28,070
Revenue Passenger Miles--RPMs (000)           4,934     5,523
Available Seat Miles--ASMs (000)             15,107    17,190
ASMs including Charter (000)                 15,119    17,190
Average Passenger Load Factor (%)              32.6      32.1
Aircraft Miles (000)                          1,030     1,171
Average Yield per Passenger Mile (cents)      31.83     30.68
Operating Cost Per ASM (cents)                32.24     29.14
Freight Pounds                               81,054    96,704
Operating Breakeven, including Subsidy (%)     30.0      31.8

Fleet:
    Metroliner II 1/                               3         3
    Cessna 402C                                   1         1
    Total                                         4         4

Cities Served                                     9         9

1/ One Metro aircraft was returned to its lessor April 1996 following the Department of Transportation's reduction order of November 1995, reducing the fleet to three Metro II's, with a Cessna 402C for backup. For approximately nine months of FY 1996, the fleet included four Metro aircraft.

1997 Compared to 1996: Fiscal year 1997 results improved dramatically over fiscal year 1996. With operating income of $387,150 compared to $33,798. Operating revenue decreased $185,072 or 3.7% along with operating expense decreases of $538,424 or 10.7%. All operating expense categories have seen decreases.

Operating Revenues $:
                         Year-Ended               Increase(Decrease)
                      6/30/97      6/30/96          Dollars  Percent

Passenger           1,580,581    1,704,430         (123,849)   (7.3)
Cargo                 100,057      104,217           (4,160)   (4.0)
Public Svc.         3,122,861    3,206,258          (83,397)   (2.6)
Other                  67,336       41,002           26,334    64.2

Total               4,870,835    5,055,907         (185,072)   (3.7)

The reduction in passenger revenues in FY 1997 primarily is the result of 2,995 fewer passengers carried and reinstatement of the 10% federal transportation excise tax in FY 1997. The Public Service (EAS) subsidy contract was renewed at a lower rate. The increase in "Other" revenues is due to a hangar sublease agreement entered into in June 1996.

Operating Expenses $:
                                 Year-Ended       Increase (Decrease)
                              6/30/97   6/30/96     Dollars   Percent

Flying Operations           1,579,716  1,825,277   (245,561)   (13.5)
Maintenance                 1,073,832  1,214,150   (140,318)   (11.6)
Traffic                     1,239,305  1,313,170    (73,865)    (5.6)
Marketing                      32,400     49,111    (16,711)   (34.0)
General & Admin.              558,432    620,401    (61,969)   (10.0)

Total                       4,483,685  5,022,109   (538,424)   (10.7)

The flight operation decrease over fiscal year 1996 is associated with the reduction in aircraft fleet. In April 1996 a Metro II was returned due to a reduction in service to the EAS communities. Aircraft insurance and lease expense make up the mass of the $245,561 reduction.

Maintenance costs decreased primarily in two areas. The largest decrease was in outside repairs and purchases of approximately $95,000. This is partially due to one fewer aircraft and closer monitoring of inventory levels. Also over the past fiscal year, the hot section inspection liability accrual had been mistakenly overstated and was trued-up during the annual audit.

Traffic expense experienced the lowest reduction of $73,865 or 5.6%. In general these costs are fairly fixed. The two categories that saw the largest change were liability insurance and traffic commissions. The latter consists of travel agency commission and ticket-related handling fees. This is attributable to two factors, fewer passengers carried in FY 1997 and the implementation of a "ticket-by-phone" program.

The decrease in marketing expense of $16,711 or 34% was the largest variation in fiscal year 1997. This was due primarily to elimination of a manager position, which was part of a larger emergency cost reduction program caused by reduced EAS funding commencing November 1995.

General and administrative expense also decreased in fiscal year 1997. Despite an increase in professional and technical fees overall, due to heavy business development activity, other accounts experienced decreases. Legal expense showed the largest reduction of $26,000, followed by director-related expenses and personnel-related costs.

Interest expense decreased $10,336 or 12.8%, while interest income increased $5,799 or 18.7%. This is directly related to the increase in cash during the year. The year ended with a net profit of $197,548. Fiscal year 1997 results include $117,000 of charges in lieu of tax. These charges are from "Fresh Start" accounting adopted in October 1991. The notes to financial statements section located after this Form 10-KSB provides further detail of "Fresh Start" reporting.

Liquidity and Capital Resources: A review of current liquidity for the last two fiscal years is presented in the following chart:



                                       Working Capital    Current Ratio

            Year-Ended June 30, 1996      661,13O           1.8:1


            Year-Ended June 30, 1997      892,616           1.9:1




A review of the capital resources for the last two fiscal years is presented below:

                                       Long Term Debt
                                         (excluding          Stockholders'
                                       current portion)           Equity

            Year-Ended June 30, 1996       684,132             775,401

             Year-Ended June 30, 1997      539,144           1,071,604


The Company's balance sheet reflects cash and cash equivalents of $544,706 at June 30, 1997. Total current assets, including cash, were $1,845,331 compared to total current liabilities of $952,715, resulting in working capital of $892,616 and current ratio of 1.9:1.

Cash provided by operating activities for the fiscal year ended June 30, 1997 was $352,476, compared to $62,907 at fiscal year-end 1996.
The DOT's reduction order effective November 27, 1995, as discussed previously, detrimentally impacted the Company's cash position during the period. The Company filed a claim in the amount of $149,504, reflecting its estimate of the compensation shortfall through June 30, 1996. The claim was dismissed. Cash used by investing activities for the fiscal 1997 was $18,167, consisting mainly the write-down to market value of an asset held for sale. By comparison, fiscal 1996 investing provided cash of $36,624 from the sale of a spare engine. Cash used by financing activities for the fiscal 1997 was $150,271 for payments on long-term debt and capital lease obligations along with $11,504 for payments to retire stock.

Operating leases include station office facilities, land and three Metroliner II aircraft. Noncancelable operating lease commitments in excess of one year totaled $958,741 at June 30, 1997.

Stockholders' equity was $1,071,604 at June 30, 1997, compared to $775,401 at June 30, 1996. The increased equity from June 30, 1996 to June 30, 1997 is the result of profitable operations. Total long-term debt (including current installments) at June 30, 1997 was $683,457 (including capital lease obligations) compared to $822,224 at June 30, 1996. At June 30, 1997, the long-term financial commitments of the Company were: 1) debt of $184,997 with the FAA (Federal Aviation Administration) for the pre-reorganization purchase of a Metroliner II aircraft; 2) debt of $69,475 to the unsecured creditors electing the cash option; 3) bank debt of $141,967 for pre-reorganization working capital/engine overhaul loans; 4) capital lease obligation of $287,018 for a general office/ maintenance hangar facility and the X-Ray equipment for passenger security screening located at the Billings airport. Pursuant to the Plan of Reorganization, total payments to the unsecured creditors were scheduled to be $37,500 each September through 1999 (a total of eight annual payments). In September 1994, the Company offered all unsecured creditors a discounted prepayment option whereby each creditor could elect to receive two annual payments to fully satisfy any unsecured claims against Big Sky Transportation Company under the Chapter 11 Plan. As a result, future annual payments have been reduced to $27,937, distributed on a pro-rata calculation. The Plan of Reorganization allowed payments of interest only on certain debt (the FAA and the bank), for a period of twelve and twenty-four months following Plan confirmation, respectively. Principal/interest payments were resumed on the FAA debt and bank debt August 1, 1992 and August 1, 1993, respectively.

In late October 1995, the House/Senate Conference Committee limited funding of the Essential Air program. The DOT required reductions program-wide, subject to certain recommendations including that all points continue to be served despite the overall 30% reduction in funding. Big Sky reduced the frequency of service to the EAS points from 12 to 10 roundtrip flights per week. Then in October 1996, the FAA Re-authorization Bill was approved, including a provision of permanent fund of EAS starting in October 1998. Total funding available under the new program is estimated at $50 million annually, which has provided opportunities to restore the lost services, effective October 1997. Big Sky is currently providing essential air service under a DOT contract pursuant to Order 97-6-13, at an annual rate of $3.2 million for the period December 1996 through September 1997 and $3.1 million for the period October 1997 through November 1998. This agreement subsequently was amended by Order 97-8-14 providing an annual rate of $4.8 million for enhanced services, for the period October 1997 through November 1998. Big Sky has held the Montana EAS contract continuously since mid-1980, has excellent performance and safety records and enjoys strong community and state support.

Big Sky's services are marketed via its own two letter code, both online and interline as a part of multi-carrier travel. A code-share affiliation would be ideal, however given the "noncompetitive" nature of the market currently served, the absences of such agreement is not believed to be of major significance. The principal competition is primarily the automobile.

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


ITEM 7.  FINANCIAL STATEMENTS


The Company's complete audited financial statements for fiscal 1997 are appended to this report.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCCOUNTANTS AND ACCOUNTING
                   DISCLOSURE

At its February 1997 regular meeting, the Board of Directors adopted the recommendation of the Audit Committee to appoint Charles Bailly & Company, P.L.L.P. (Charles Bailly) as the Company's certifying accountants for the period-ended June 30, 1997. Charles Bailly is a reputable public accounting firm, which is fully-capable of meeting the Company's requirements.

Disclosure of the change in auditors was timely-filed on Form 8K and fully discussed in the Proxy Statement preceding the April 16, 1997 Annual Meeting of Stockholders. At the Annual Meeting, the selection of Charles Bailly was ratified.

Charles Bailly replaced KPMG Peat Marwick, LLP (Peat Marwick), which had served as the Company's auditors since 1980. The dismissal of Peat Marwick was not the result of any disagreement between the Registrant and Peat Marwick or dissatisfaction with that firm's services.

No disagreements exist between the Company and Charles Bailly &
Company with regard to financial disclosures for the current reporting period.


PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS

Directors & Executive Officers: Directors of the Corporation are elected annually by the stockholders. Executive officers are elected annually by the Board and serve at its discretion. No arrangement exists between any executive officer and any other person or persons pursuant to which any officer was or is to be selected as an executive officer. None of the executive officers has any family relationship to any director or to any other executive officer of the Corporation.

The directors and executive officers are listed below, along with the following information: Name, Executive Offices Held With Big Sky
Transportation Co., Principal Occupation, Previous Employment, Outside Directorships, Education & Stock Owned (including exercisable options): (a), (b)


Jon Marchi, director & executive officer:
     BigSky--Chairman of the Board & Treasurer, April 1996 to-date; Secretary 1991-1995; Outside Director since 1979;
     Principal Business--Owner & President, Marchi Angus Ranches, Polson, MT, 1985 to-date; Director & Chairman, Glacier Venture Fund, The Montana Small Business Investment Capital Company; Director & Chairman, Development Corporation of Montana; Director & President, Montana Private Capital Network; Director, Montana Community Finance Corporation; Director, Montana Small Business Connections;
     Previous Employment--D.A. Davidson & Co., Great Falls, MT (regional investment company & securities dealer), 1972-1985;
     Other--Director, College of Business Advisory Board, Montana State University-Billings; Director, Montana Small Business Administration Advisory Council; Director, Montana Ambassadors;
     Education--B.S. Business & M.S. Finance, University of Montana;
     Age--51; Stock--50,619 (c), % Class--4.8% (i).

Jack K. Daniels, director & executive officer:
     BigSky--Vice-Chairman of the Board & Assistant Secretary, April 1995 to-date; Outside Director since 1990; Interim CEO since August 1997. Principal Business--Owner/President, SerVair Accessories, Inc. (fixed base aviation operator), Williston, ND, 1950 -1994 (retired); Other--Former Chairman, North Dakota Aeronautics Commission (retired); Former Treasurer, National Committee of Cities & States for Airline Service--NCCSAS (retired);
     Age--72; Stock--16,443 (d), % Class--1.6% (i).

Alan D. Nicholson, director:
     BigSky--Outside Director since 1994;
     Principal Business--Owner/President, Nicholson, Inc. (commercial real estate development), Helena, MT;
     Other--Member, Helena Area Chamber of Commerce; Member, Montana State University Foundation Board; Member, President's Council, Carroll College (Helena, MT), President, Montana Ambassadors;
     Education--B.S. Mathematics & Physics, Montana State University; M.A. Mathematics, Northwestern University;
     Age--57; Stock--14,430 (e), % Class--1.4% (i).

Stephen D. Huntington, director & executive officer:
     BigSky--Secretary 1996 to-date; Outside Director since 1994;
     Principal Business--Principal, Northern Rockies Venture Fund, Butte, MT, 1990 to-date; Manager, Corporate Development & Finance, MSE, Inc., Butte, MT;
     Other--Director, MSE-HKM, Inc., Director, MSE Technology Applications, Inc., Director, Safe Shop Tools, Inc., 1997;
     Previous Employment--State of Montana, 1982-1990.
     Education--B.A. Political Science and Graduate Studies, Law & Public Administration, University of Montana;
     Age--41; Stock--3,667 (f); % Class 0.3% (i).

Craig Denney, director & executive officer:
     BigSky--Executive Vice President, Division Manager & COO, December 1995 to-date; Vice President/Operations & COO, 1989-1995; Vice President/ Ground Services, Director/Ground Services, Director/Customer Service & Station Manager, various periods 1978-1989. Director since 1995; Previous Employment--Transportation Agent, Northwest Airlines, Inc., Great Falls & Butte, MT, 1974-1978;
     Other--Member & Chairman, Air Carrier Advisory Committee, Billings Logan International Airport; Member, Aviation Council, Department of Aviation, Rocky Mountain College;
     Education--A.A. Aviation Administration, Anoka Ramsey J. C., Coon
     Rapids, MN;
     Age--44;  Stock--3,668 (g), % Class 0.3% (i).

Terry Marshall, executive officer:
     BigSky--President, July 1997 to-date; President/CEO, 1980-June 1997;
     Vice President/Planning, 1979-1980; Director/Market Planning, 1979; Director, 1980-June 1997;
     Previous Employment--Hughes AirCorp dba Hughes Airwest, San Francisco, CA 1972-1978; TAP, Inc. Economic & Aviation Consultants, Bozeman, MT, 1970-72; Ford Motor Company, Industrial Division, Birmingham, MI, 1969-1970;
     Other--Past Board Member & Officer, Regional Airline Association; Past Board Member, Montana Aeronautics Division;
     Education--B.S. Economics & Business, Montana State University; M.S. Economics, Oregon State University;
     Age--52; Stock--17,974 (h), % Class--1.7% (i).

(a) The above-listed directors were duly elected at the 1997 Annual Meeting of Stockholders. The Corporation's present executive officers and Board leadership were elected in April and October 1996. Except as indicated above, each director has held the outside positions shown above, or other executive positions with the same business for the past five years. Mr. Marshall resigned from the Board in June 1997. He continues to serve as President of the Corporation.
(b) Shares shown reflect outstanding shares of 1996 Series Common Stock beneficially owned, both directly and indirectly, as of June 30, 1997, as well as options exercisable within 60 days thereof, and any options known to be exercised as of the report date.
Beneficial ownership shown represents sole voting and investment power. 1996-97 service-related stock option awards are included for outside directors, whether exercised or not. Note that options exercisable may or may not be exercised.
(c)  50,619 shares owned.  All options exercised.
(d)  10,433 shares owned.  All options exercised.
(e)  10,443 shares owned.  Options exercisable on 4,000 shares.
(f)  No shares owned.  Options exercisable on 3,667 shares.
(g)  118 shares owned.  Options exercisable on 3,550 shares.
(h)  10,974 shares owned. Options exercisable on 7,000 shares.
(i) Includes shares owned and eligible options, as a percent of total outstanding shares, shown to nearest tenth.

In addition to Messrs. Marshall and Denney, listed above, the Vice President of Business Development (Mr. Johnson) also is considered to be a "significant employee", expected to make a significant contribution to the business.

The Corporation is continuing its search for qualified directors. The Board may appoint one or more additional directors prior to the next meeting of Stockholders.


ITEM 10.  EXECUTIVE & BOARD COMPENSATION

Executive Compensation: Below is set forth compensation information for the President/CEO (Mr. Marshall) in fiscal 1997, the sole "named executive" of the Corporation, for which such reporting is required:

                                          Long-Term          Other
                Annual Compensation $     Compensation--     Compensation--
Fiscal Year   Salary (1)   Bonus (2)    Stock Options # (3)  Non-Cash $ (4)

 1997          74,196          0             0                    7,200
 1996          74,267        3,815           0                    9,000

(1)  Base compensation.
(2) Profit-based compensation program terminated December 1996. No "other" compensation was paid.
(3)  Stock options shown are post-recapitalization.
(4) Includes payment for insurance program @ $600 per month. Payment, net of payroll and withholding taxes, funds disability insurance and life insurance premiums. FY 1996 included minor compensation due to additional duties as Chairman.

Board Compensation: At June 30, 1997, the Corporation had five directors--four being "outside" (non-employee) directors and one being an "inside" (employee) director. The Corporation is authorized to pay each of its outside directors base compensation of $1,000 per year, plus $300 for each regularly scheduled in-person Board meeting attended and $150 for each tele-conference meeting attended. Additionally, outside directors receive $75 per hour, up to a maximum of $300 per day, for work on special projects. Board members are reimbursed for out-of-pocket expenses required in the performance of their duties and to attend Board meetings and committee meetings. The Chairman also is paid fixed compensation of $1,000 per month.
Payments for outside directors' services during fiscal 1997 were $59,036, as follows:
                      Item                           Payments $
         Mtgs., Conf. & Special Projects (1)           39,070
         Expense Reimbursement (2)                     19,996

         Total (3)                                     59,036

(1) Annual base compensation, individual meeting compensation and monthly base compensation (applicable for Chairman only).
(2)  Includes travel and per diem.
(3) Individual totals as follows: Marchi--$24,420, Nicholson--$5,675, Huntington-- $5,425 and Daniels--$3,550. Expenses shown are exclusive of legal, professional & other fees related to board matters.

The Corporation has an Outside Directors Stock Option Plan, granting outside directors the option to purchase 2,000 shares of stock annually at the conclusion of each year's service, at the market price on that date. The option term is five years. Under this Plan, prior to 1997, options had been granted to purchase 10,000 shares at $.9375 per share. Options to purchase an additional 8,000 shares were granted under this Plan in February 1997. (Note: above share price and share amounts are post-recapitalization)

Compensation & Management Development: During FY 1997, the Board's Committee on Compensation and Management Development was comprised of Messrs. Marchi and Nicholson. The Committee is responsible to provide an annual review of the President/CEO, recommend compensation and incentive changes with regard to the President/CEO and generally to offer guidance to the Board with regard to senior management organization, performance incentives and development.

Base Salary:  The President/CEO's base compensation in FY
1997 was unchanged from the prior two years.

Performance Bonus: Through December 1995, a performance bonus program was maintained for the President/CEO, which was based on financial performance (net system profitability) and general Company performance (achievements in seven specific goal areas). A similar program was in-place for the Vice President of Operations & Service.
All profit-based performance systems for senior management were eliminated in December 1995.

Stock Options--President/CEO: No options were granted to the President/CEO in FY 1996 or FY 1997.
Team Incentive:  In January 1996, the Board implemented a
Plan placing total bonus emphasis on achievement of new business development objectives, specifically tied to the increase in system revenues. The Plan was described in the proxy statement for the April 1996 Annual Meeting and was ratified by the stockholders. The Program award "pool" includes incentives for principal management in the form of cash, stock and stock options. The maximum award to all participants, assuming full achievement of goals, is capped at $30,000 in cash, 60,000 in post-recapitalization stock shares and 60,000 in post-recapitalization stock options.
Results will be measured on the basis of annualized system revenues (based on December 1997 results multiplied by twelve), compared with actual system revenues in CY 1996.

Other Stock Options: In June 1992, under the provisions of the 1983 Plan, five-year options for a total of 197,375 shares were granted by the Board to 49 "key" employees of the Company, at an option price of $.3125 per share, the closing market price on that date. Recipients included management, supervisors and line-employees, who were employed on March 14, 1989 (date of the Company's petition for Reorganization under Chapter 11) and who remained employed on the issue date. In May
1993, the 1983 Plan expired.

In September 1993 and under the provisions of the 1986 Plan, five-year options for a total of 100,000 shares were granted to eight "key" management personnel at an option price of $.25 per share, the closing market price on that date. The 1986 Plan terminated May 1996.

At the 1995 Annual Meeting of Stockholders, a compensation plan was approved which provided each outside (non-employee) director with options to purchase 10,000 shares (2,000 shares post-recapitalization) for each year of service completed. In February 1995, 1996 and 1997 awards were made to the four outside directors under this Plan.

The table below summarizes options to purchase shares, which have been issued to existing board members and executive officers under its stock option plans and were outstanding and exercisable, but not exercised as of September 1997 (post-recapitalization basis):
                                         Stock Options
          Officer/Director     Grant    Outstanding--          Option
           & Option Plan       Date         Shares #           Price $
          Craig Denney:
             1986 QSOP         9/93         2,250              1.2500
             1986 QSOP         1/95         1,200               .9375
          Terry Marshall:
             1986 QSOP         9/93         6,000              1.2500
             1986 QSOP         1/95         5,000               .9375
          Alan D. Nicholson:
             1995 DSOP         6/95         2,000               .6250
             1995 DSOP         2/96         2,000               .9375
             1995 DSOP         2/97         2,000              1.2500
          Stephen D. Huntington:
             1995 DSOP         6/95         1,667               .6250
             1995 DSOP         2/96         2,000               .9375
             1995 DSOP         2/97         2,000              1.2500

Notes: No other uncontingent options are outstanding to officers and directors. In 1995 and 1996, the Board reserved additional stock options solely for new business development incentive purposes for principal management;
however, issuance is contingent on attainment of specific objectives and/or further Board approvals, pursuant to the following approved plans: (1) Team Incentive Plan--60,000 shares @ $1.0875 and (2) 1995 Special Stock Option
Plan--6,000 shares @ $.6250 & 4,000 shares @ $.7500 (shares
and prices are post-recapitalization)
Current market bid/asked prices are $1.125/$1.25 per share.
QSOP = Qualified Stock Option Plan, DSOP = Director Stock
Option Plan.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          & MANAGEMENT

The following table provides information, as of June 30, 1997, with respect to each person known to the Company to own beneficially more than five percent (5%) of the outstanding Common Stock and the number of shares owned by all officers and directors of the Company as a group:

Beneficial Owner                             Shares #       % Class
Derby West Corp., LLC, Sheridan, WY (a)      326,978          31.0
H. V. Holeman, Las Vegas, NV (b)             107,026          10.1
All Officers & Directors (c)                 106,801          10.1

(a) In February 1988 (pre-recap.), the Corporation sold 500,000 shares of 10% convertible preferred stock for $1.00 per share to Derby West Corporation, a Delaware corporation, having Peter M. Kennedy as its only stockholder. Prior to reorganization, an additional 43,348 shares of preferred stock were issued to Derby West in lieu of required quarterly cash dividends. Pursuant to the preferred stock agreement, each share of preferred stock was convertible into three shares of. Upon Plan confirmation, all preferred stock held by Derby West was converted to at the ratio of one share preferred stock for three shares of common stock. As a result, Derby West received 1,662,645 (pre-recap) shares of common stock in exchange for its preferred stock. Following this conversion, no shares of the Corporation's preferred stock were outstanding. During the 1996 Recapitalization (5:1 reverse stock split), Derby West's holdings were converted to 326,978 shares of 1996 Series Common Stock.
(b) H. V. Holeman is a retired director of the Corporation. Prior to dissolution of Great Plains Transportation Company in January of 1995 (pre-recap), Mr. Holeman owned 51% of the stock of that company and was a director of that company.
(c) Represents 1996 Series Common Stock owned, as well as options exercisable, by all officers and directors as a group. At the end of fiscal 1997, there were six individuals who were serving either as officers or directors, or both.
(d) Percent stock owned and options are of total 1996 Series Common Stock outstanding. Note that all options granted may not be exercised.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 1994, the Company leased land and a hangar and office facility from Jon Marchi, a director, officer and shareholder. The Company believes that the terms of the leases were at least as favorable as those that could have been obtained from independent third parties. The lease extends for 20 years and contains a six year option to extend and provides the Company four separate purchase options. Total payments under these leases, for the years-ended June 30, 1997 and 1996 were $42,331 and $41,840, respectively.




ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

13(a) Exhibits: (referenced by type)

2:
The Debtor's Supplement to Disclosure Statement and Third Plan of
Reorganization (filed August 30, 1991 on Company's Form 8-K report and incorporated herein by reference).

3:
Amendment to Company's Articles of Incorporation so that Directors of the Corporation shall not be liable for money damages to the Corporation or its shareholder except in specified instances (filed as Exhibit 3(a) to Company's report under Form 10-K for the year-ended June 30, 1993 and incorporated herein by reference).

4:
(a) Specimen certificate for shares of the Common Stock of the Company (filed as Exhibit 4(b) to Company's Report on Form 10-K for the year-ended June 30, 1985 and incorporated herein by reference).

(b) The Company agrees to furnish the Commission on request copies of instruments with respect to long-term debt not being registered hereunder, the amount of which debt does not exceed 10% of the total assets of the Company.

10:
(a) DOT order 97-6-13 authorizes essential air service to the seven Montana points through September 1998 at an annual rate of $3,247,000 for the period December 1996 through September 1997 and $3,085,000 for the period October 1997 through November 1998. Order 97-8-14 amended Order 97-6-13, authorizing an increase to 12 roundtrip flights weekly per city, operated with newer Metro III aircraft during the period October 1997 through November 1998 at the rate $4,793,361.

(b) DOT Show Cause Order 94-10-4, issued October 13, 1994 provided for tentative carrier selection of essential air service at the seven Montana points to the hub of Billings, MT from December 1, 1994 through November 30, 1996 at an annual subsidy rate of $3,543,040.

(c) DOT Service Reduction Order 95-11-28, the Department of
Transportation issued an emergency order reducing compensation paid to essential air service carriers, along with decreases in service requirements effective November 27, 1995. Big Sky's annual compensation through November 30, 1996 was reduced from approximately $3.5 million to $3.0 million. Big Sky's appeal was denied.

13(b): Reports on Form 8-K

On June 27, 1997, a report on Form 8-K was filed (item #5), advising that Mr. Marshall had resigned from the Board for personal reasons. He also asked to step down as President & CEO prior to June 30, 1998, and sooner if possible. Mr. Marshall will continue as President through December 31, 1997. Mr. Daniels will serve as interim CEO, until the search for a new CEO is completed.

Signatures:

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


BIG SKY TRANSPORTATION CO
     dba BIG SKY AIRLINES


/s/ Jack K. Daniels
Jack K. Daniels
Director, Vice Chairman
  & Assistant Secretary
(interim chief executive officer)                       September 25, 1997



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:

/s/ Jon Marchi
Jon Marchi
Director, Chairman
  & Treasurer                                            September 25, 1997

/s/ Craig Denney
Craig Denney
Director, Executive VP,
  Division Manager & C.O.O.
(chief operating officer)                                September 25, 1997

/s/ Stephen D. Huntington
Stephen D. Huntington
Director & Secretary                                     September 25, 1997

/s/ Alan D. Nicholson
Alan D. Nicholson
Director                                                 September 25, 1997

/s/ Terry Marshall
Terry Marshall
President                                                September 25, 1997

                             BIG SKY TRANSPORTATION CO.

                               Financial Statements

                              June 30, 1997 and 1996

                          Charles Bailly & Company, P.L.L.P.

                      Certified Public Accountants- Consultants




                           INDEPENDENT AUDITOR'S REPORT



The Board of Directors and Stockholders
Big Sky Transportation Co.
Billings, Montana


We have audited the accompanying balance sheet of Big Sky Transportation Co. as of June 30, 1997 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Big Sky Transportation Co. for the year ended June 30, 1996 were audited by other auditors whose report, dated August 23, 1996, on those financial statements included an explanatory paragraph that described the Company's Essential Air Services (EAS) contract discussed in Note 7 to the financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Substantially all of the Company's revenues for the year ended June 30, 1997 were derived from routes which are subsidized by the federal Essential Air Service (EAS) program. As discussed in Note 7 to the financial statements, the Company's current EAS contract expires on November 30, 1998.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Big Sky Transportation Co. as of June 30, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Charles Bailly & Company

Billings, Montana
August 20, 1997

KPMG Peat Marwick LLP
     Certified Public Accountants


                                                      Telefax (406) 245-9738

     P.O.BOX 7108
     401 N 31st Ste 1000
     Billings Montana  59103



                        Independent Auditors' Report


The Board of Directors and Stockholders
Big Sky Transportation Co.

We have audited the accompanying balance sheet of Big Sky Transportation Co. as of June 30, 1996, and the related statements of earnings, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a resonable basis for our opinion.

Substantially all of the Company's revenues are derived from routes which are subsidized by the federal Essential Air Service (EAS) program.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Big Sky Transportation Co. at June 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


s/s Peat Marwick LLP

Billings Montana
August 23, 1996

                      BIG SKY TRANSPORTATION CO.

                            BALANCE SHEETS

                        JUNE 30, 1997 AND 1996




                   ASSETS                      1997      1996

CURRENT ASSETS
 Cash and cash equivalents                   $544,706  $360,668
 Restricted cash - Note 2                     600,151   426,769
 Accounts receivable, less allowance
   for doubtful receivables of $1,200
   in 1997 and 1996                           416,192   447,793
 Expendable parts and supplies                254,282   236,128
 Inventory held for sale                       30,000    41,604

     Total current assets                   1,845,331 1,512,962

OTHER ASSETS
 Excess reorganization value, net of
   accumulated amortization of
   $29,692 and $29,692 and
   pre-confirmation tax benefits
   utilized of $188,308 and $181,467
   at June 30, 1997 and 1996,
   respectively                                 -         6,841
 Deposits                                     17,258     17,258

     Subtotal                                 17,258     24,099


PROPERTY AND EQUIPMENT
 Flight equipment                             612,108   609,022
 Facility under capital lease - Note 8        456,185   456,185
 Other property and equipment                 187,497   175,110
                                            1,255,790 1,240,317
 Less accumulated depreciation and
   amortization                              (554,916) (466,013)

                                              700,874   774,304

                                        $   2,563,463 2,311,365




                  See notes to financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                  1997     1996

CURRENT LIABILITIES
 Current maturities of long-term debt - Note 5 $132,674 $122,057 Current maturities of capital lease obligations
 Note 8                                              11,639    16,035
 Accounts payable                                    64,213   121,687
 Accrued expenses - Note 3                          676,084   551,958
 Traffic balances payable and unused tickets         43,155    40,095
 Income taxes                                        24,950      -

     Total current liabilities                      952,715   851,832


LONG-TERM DEBT, less current maturities -Note 5     263,765   397,110


CAPITAL LEASE OBLIGATIONS - Note 8                  275,379   287,022


COMMITMENTS AND CONTINGENCIES -
 Notes 2, 7, 8, 11 and 12


STOCKHOLDERS' EQUITY - Notes 10 and 13
 Common stock, no par value
   Authorized, 20,000,000 shares
   Issued and outstanding, 1,054,900 shares
     1997 and 1,065,460 shares 1996                471,207   482,711
 Additional paid-in capital                        110,159      -
 Retained earnings                                 490,238   292,690

                                                 1,071,604   775,401

                                             $   2,563,463 2,311,365


                 See notes to financial statments

                   BIG SKY TRANSPORTATION CO.

                    STATEMENTS OF OPERATIONS

               YEARS ENDED JUNE 30, 1997 AND 1996




                                                 1997         1996

OPERATING REVENUE
 Passenger                                    $1,580,581   $1,704,430
 Cargo                                           100,057      104,217
 Public service - Note 7                       3,122,861    3,206,258
 Other                                            67,336       41,002
     Total operating revenue                   4,870,835    5,055,907
OPERATING EXPENSES
 Flying operations                             1,579,716    1,825,277
 Maintenance                                   1,073,832    1,214,150
 Traffic                                       1,239,305    1,313,170
 Marketing                                        32,400       49,111
 General and administrative                      558,432      620,401
     Total operating expenses                  4,483,685    5,022,109
INCOME FROM OPERATIONS                           387,150       33,798
OTHER INCOME (EXPENSE)
 Interest expense                                (70,627)     (80,963)
 Interest income                                  36,770       30,971
 Gain (loss) on equipment disposal
   and writedown of inventory                    (13,745)      21,891

INCOME BEFORE INCOME TAXES                       339,548        5,697

INCOME TAXES - Note 6                            142,000        2,200

NET INCOME                               $       197,548   $    3,497

EARNINGS PER COMMON SHARE                $           .19   $      .00

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES - Note 13           1,060,180     1,061,796


               See notes to financial statements.

                      BIG SKY TRANSPORTATION CO.

                  STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED JUNE 30, 1997 AND 1996




                                                Additional
                              Common Stock      Paid-In     Retained
                             Shares    Amount   Capital     Earnings    Total

BALANCE, JUNE 30, 1995    5,307,314  $530,731   $(51,770)  $289,193  $768,154

  Net income                  -        -        -             3,497     3,497
  Exercise of stock option   20,000     2,000      1,750        -       3,750
  Effect of reverse stock
    split and stock
    dividend - Note 13   (4,261,854)  (50,020)    50,020         -        -

BALANCE, JUNE 30, 1996    1,065,460   482,711       -       292,690   775,401

  Net income                  -          -          -       197,548   197,548
  Retirement of common stock(10,560)  (11,504)      -           -     (11,504)
  Tax benefit from pre-Fresh
    Start deferred tax assets -          -       110,159        -     110,159

BALANCE, JUNE 30, 1997    1,054,900  $471,207   $110,159   $490,238 $1,071,604


                  See notes to financial statements.

                   BIG SKY TRANSPORTATION CO.

                    STATEMENTS OF CASH FLOWS

               YEARS ENDED JUNE 30, 1997 AND 1996




                                                        1997      1996

OPERATING ACTIVITIES
 Net income                                            $197,548  $  3,497
 Charges and credits to net income not affecting cash
   Depreciation and amortization                         89,456   106,324
   (Gain) loss on disposal of equipment                   2,141   (21,891)
   Excess reorganization value charges in lieu of taxes   6,841     3,267
   Pre-Fresh Start deferred tax benefits                110,159       -
 Changes in assets and liabilities
   Restricted cash                                     (173,382)  (57,760)
   Accounts receivable                                   31,601    10,143
   Expendable parts and supplies                        (18,154)    5,816
   Inventory held for sale                               11,604   (41,604)
   Prepaid expenses                                         -       4,985
   Deposits                                                 -       9,500
   Accounts payable                                     (57,474)   41,440
   Accrued expenses                                     124,126   (10,525)
   Traffic balances payable and unused tickets            3,060     9,715
   Income taxes                                          24,950       -

NET CASH FROM OPERATING ACTIVITIES                      352,476    62,907

INVESTING ACTIVITIES
  Proceeds from sale of equipment                         4,359    61,121
  Property and equipment purchases                      (22,526)  (24,497)

NET CASH FROM (USED FOR) INVESTING
  ACTIVITIES                                            (18,167)   36,624

FINANCING ACTIVITIES
  Proceeds from exercise of stock options                    -      3,750
  Payments on long-term debt                           (122,728) (136,664)
  Payments on capital lease obligations                 (16,039)  (14,406)
  Payments to retire common stock                      (11,504)       -

NET CASH USED FOR FINANCING ACTIVITIES                (150,271)  (147,320)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS   184,038    (47,789)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR        360,668    408,457

CASH AND CASH EQUIVALENTS, AT END OF YEAR           $  544,706  $ 360,668


               See notes to financial statements.

                   BIG SKY TRANSPORTATION CO.

                  NOTES TO FINANCIAL STATEMENTS

                     JUNE 30, 1997 AND 1996



1. BUSINESS ACTIVITY, SIGNIFICANT ACCOUNTING POLICIES AND USE OF
   ESTIMATES

                        Business Activity

 The Company operates as a small regional commuter air carrier, primarily providing scheduled passenger, freight, express package and charter services. At June 30, 1997, scheduled air service was provided to nine communities in Montana. The Company's present route system is designed around a small regional air service hub in Billings, Montana. Services between the hub and seven isolated communities in central/eastern Montana are performed under contract with the U.S. Department of Transportation's Essential Air Services (EAS) program. In May 1995, service between Billings and Great Falls, Montana was implemented and provides the Company's only non-EAS route. The Company operates daily scheduled flights intended to provide well-timed interline connecting service as well as convenient local market service.

                      Fresh Start Reporting

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

                  Expendable Parts and Supplies

 Expendable parts are stated at the lower of cost or market. Cost is determined using a moving weighted average method. The
 Company does not provide an allowance for obsolescence on expendable parts due to the universal nature of the parts.

                     Inventory Held for Sale

 Inventory held for sale is stated at the lower of cost or market. Inventory held for sale consists of flight equipment no longer needed for air service operations.

                  Concentrations of Credit Risk

 The Company's cash balances are maintained at various financial institutions. At June 30, 1997, the total balance at one of these institutions was in excess of federal insurance limits by approximately $500,000.

                     Property and Equipment

 Property and equipment is stated at cost. Depreciation and amortization are computed using the straight-line and declining-balance methods over estimated useful lives ranging from 2 to 20 years.

                      Maintenance Policies

 The cost of rebuilding rotable parts is charged to maintenance as incurred. An allowance for depreciation is provided for rotable parts to allocate the cost of these assets, less estimated residual value, over the useful life of the related aircraft and engines.

 Ordinary maintenance and repairs are charged to operations as incurred. The cost of renewals and betterments, including owned engine overhauls, are capitalized. These overhaul costs are amortized based on actual utilization over the expected service life. For leased engines, the Company accrues for the cost of an overhaul based upon contractual hourly rates or the estimated cost of an overhaul.

                            Estimates

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

                       Revenue Recognition

 Revenue is recognized when transportation has been provided.

                           Intangibles

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

                        Cash Equivalents

 The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents exclude restricted cash.

                     Statement of Cash Flows

 The Company paid interest of $72,681 and $83,142 for the years ended June 30, 1997 and 1996, respectively.

                       Earnings Per Share

 Earnings per share is based on the weighted average number of common shares outstanding during the period, including dilutive common equivalent shares of stock options.

                          Income Taxes

 Deferred income taxes are provided for at statutory rates on the difference between the financial statement basis and income tax basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Net deferred tax assets or liabilities are classified in the balance sheet as current or non-current consistent with the assets and liabilities which give rise to such deferred income taxes.
 Utilization of post-Fresh Start net operating losses, if any, will be recognized as a reduction of current tax expense when realized. Utilization of pre-Fresh Start net operating losses in the reporting period are reflected as a "charge in lieu of taxes"
 - Note 6.

               Fair Value of Financial Instruments

 The Company adopted the provisions of Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," effective June 30, 1996. The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and long-term debt of which carrying amounts do not significantly differ from fair value.

                    Stock-Based Compensation

 A new method of accounting for stock-based compensation arrangements with employees is established by SFAS No. 123 "Accounting for Stock-Based Compensation." The new method is a fair value based method rather than the intrinsic value based method that is contained in Accounting Principles Board Opinion No. 25 ("Opinion 25"). However, under SFAS No. 123 entities are allowed to continue to use the Opinion 25 method or to adopt the SFAS No. 123 fair value based method. The SFAS No. 123 fair value based method is considered by the FASB to be preferable to the Opinion 25 method, and thus, once the fair value based method is adopted, an entity cannot change back to the Opinion 25 method. Also, the selected method applies to all of an entity's compensation plans and transactions.

 SFAS No. 123 is effective for financial statements issued for fiscal years beginning after December 31, 1995. The Company has not adopted the fair value based method of accounting.

2. RESTRICTED CASH

 Lease agreement provisions on certain aircraft require that the Company accumulate funds to provide for engine overhauls. These funds, which include funds held by lessors or in escrow accounts, were $506,531 and $331,170 at June 30, 1997 and 1996, respectively.

 The Reorganization Plan provides that approximately 75% of the liquidation proceeds of excess parts and furnishings (for those parts and furnishings considered excess inventory at the Reorganization Plan confirmation date) be applied to the 7% note payable. At June 30, 1997 and 1996, restricted cash included undistributed liquidation proceeds of $13,620 and $13,252, respectively.

 At June 30, 1997 and 1996, restricted cash also includes $30,000 of certificates of deposit pledged toward letters of credit provided to lessors as security on aircraft leases and a $50,000 certificate of deposit as security on the leased hangar facility for the benefit of a related party.

3. ACCRUED EXPENSES
                                               1997          1996

   Leased engine overhauls                  $390,700     $214,814
   Engine hot-end inspections                110,000      144,880
   Vacation                                   86,111       96,068
   Payroll and payroll taxes                  40,631       48,449
   Property taxes                             39,982       37,033
   Interest                                    8,660       10,714

                                        $    676,084  $   551,958


4. REGULATION

 In 1996, the Federal Aviation Administration (FAA) finalized rules requiring operators of turbine aircraft having more than 10 seats to operate under the more stringent Part 121 of the FAA Regulations. Previously, only operators of large aircraft were required to operate under Part 121. The process to phase-in the new rules, being completed in conjunction with the local FAA staff, began in December 1996 and was completed in March 1997.

5. LONG-TERM DEBT

                                                   1997           1996

   9.5% installment note, due in monthly
   payments of $4,495, including interest,
   through August 2001, secured by accounts
   receivable                                   $184,997      $219,923

   7% installment note due in 72 equal
   monthly payments of $6,775, including
   interest, commencing August 1993 through
   July 1999, secured by inventory, accounts
   receivable and equipment                      141,967      210,688

   Reorganization claims discounted at
   10%, due in annual payments of
   $27,937, including interest,
   through September 1999                         69,475       88,556
                                                 396,439      519,167
     Less current maturities                    (132,674)    (122,057)

                                            $    263,765   $  397,110

   The Company had a $95,000 line of credit which matured May 1997, secured by aircraft. There were no amounts outstanding on the line of credit as of June 30, 1997 and 1996.

   On August 11, 1997 the Company obtained a $600,000 line of credit which matures April 1998, and is secured by inventories and accounts receivable. Advances will bear interest at prime plus 1.5%.

   Long-term debt maturities are as follows:

     Years Ending June 30,                              Amount

             1998                                     $132,674
             1999                                      133,133
             2000                                       71,308
             2001                                       50,469
             2002                                        8,855

                                                 $     396,439


6. INCOME TAXES

   Income tax expense from operations consists of the following:

                                                      1997       1996
     Current
      Federal                                     $    -      $   -
      State                                        25,000      (1,067)
                                                   25,000      (1,067)

     Deferred
      Federal - charge in lieu of taxes           117,000       2,867
      State                                          -            400
                                                  117,000       3,267

                                             $    142,000   $   2,200

   Actual tax expense differed from the expected tax expense computed by applying the U.S. Federal corporate tax rate of 34% to earnings before income taxes and extraordinary item as follows:

                                                    1997        1996

     Computed "expected" tax expense        $    106,800    $  1,937
     State income taxes
     (net of Federal income tax effect)           25,000        (440)
     Other non-deductible expenses                10,200         703

                                            $    142,000    $  2,200


 The tax effects of temporary differences (i.e. amounts that will result in taxable or deductible amounts in future years) that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:
                                                    1997         1996

   Deferred tax assets
     Accounts receivable, due to allowance for
       doubtful accounts                          $  463       $  463
     Property and equipment, due to differences in
       depreciation                               13,643       35,085
     Accrued overhauls and hot-end inspections   193,370      138,914
     Compensated absences                         33,256       37,101
     Net operating loss carryforwards            496,335      629,923
     Investment tax credit carryforwards          35,200       43,200
     AMT credit carryforwards                      7,427        7,427
         Total gross deferred tax assets         779,694      892,113
     Less valuation allowance                   (766,586)    (867,769)
         Net deferred tax assets                  13,108       24,344

   Deferred tax liabilities
     Property and equipment, due to
       Fresh-Start adjustments                   (13,108)     (24,344)

         Net deferred tax liability/asset        $  -        $   -

 In assessing the necessity for a valuation allowance for deferred tax assets, management considers whether it is "more likely than not" that some portion or all of these future deductible amounts will be realized as a refund or reduction in current taxes payable. Management has not recorded the full benefit of these deferred tax assets due to the uncertainty related to these future deductible amounts. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

 The net operating loss (NOL) and investment tax credit (ITC) carryforwards, which comprise a majority of the Company's unrecognized net deferred tax asset, expire approximately as follows:

                                            Carryforwards
     Year Expiring                            NOL    ITC

        1998                              $   -      $ 5,700
        1999                                  -        7,900
        2000                                  -        1,200
        2001                                  -       20,400
        2003                                  -           -
        2004                              1,137,000       -
        2005                                148,000       -
        2006                                 58,000       -
        2009                                111,000       -
        2011                                  6,000       -

                                       $  1,460,000 $ 35,200

 The realization of these NOL carryforwards is dependent upon generating taxable income prior to the related year of NOL expiration. Additionally, the NOL carryforwards must be fully utilized before the ITC carryforwards can be utilized. The amount of NOL carryforward that may be utilized in any future tax year may also be subject to certain limitations, including limitations as a result of certain stockholder ownership changes which may be beyond the control of the Company.

 The provisions of Fresh Start reporting require any benefits realized from the pre-Fresh Start deferred tax assets be recorded first as a reduction of excess reorganization value and thereafter as a direct addition to paid-in capital. Any tax benefits relating to the valuation allowance for deferred tax assets as of June 30, 1997 which are subsequently realized would be allocated as follows:

   Excess reorganization value                       $     -
   Additional paid-in capital                           754,213

                                                     $  754,213

7. ROUTES AND SUBSIDIES

 The Department of Transportation (DOT) subsidizes a majority of routes flown by the Company under the federal EAS program. The DOT issues an order which specifies an annual subsidy rate covering a specified contract period. This annual rate is based on seats available and departures flown and as such, the actual subsidy received is subject to actual flights completed within specified limits. EAS subsidy revenue for the fiscal years ended June 30, 1997 and 1996 was $3,122,861 and $3,206,258, respectively (See Note 11). These subsidy amounts represent 64% and 63% of all revenues for fiscal years ended June 30, 1997 and 1996, respectively.

 The Company's current EAS contract expires in November 1998. Failure to secure renewal of future EAS contracts at the requested funding level could have a material adverse affect on the Company. The Company has implemented significant growth and diversification strategies through the finalization of an enhanced EAS contract and through service of new routes in western Montana, to reduce the reliance on revenues from EAS subsidies. There can be no assurance, however, that such strategies or specific opportunities will substantially reduce the reliance on EAS subsidies. The financial statements do not reflect any adjustments that may result from an unfavorable resolution of any future contracts.



8. LEASES

                        Operating Leases

 As of June 30, 1997, the Company leased office facilities, land and three Metroliner II (fifteen passenger) aircraft.

 The following is a schedule of future minimum rental payments for the operating leases which have initial or remaining noncancelable lease terms in excess of one year as of June 30, 1997:

   Years Ending June 30,

      1998                                         $     210,608
      1999                                               140,424
      2000                                               140,752
      2001                                               141,092
      2002                                               141,442
      Thereafter                                         184,423

                                                   $     958,741

 Rental expense under operating leases charged to operations was $598,115 and $705,890 for the years ended June 30, 1997 and 1996, respectively.

 In August 1997, the Company entered into agreements to lease six
 Metroliner III aircraft beginning October 1, 1997. Future minimum rental payments will be approximately $1,050,000 per year through June 30, 1999 and $900,000 from 1999 to June 30, 2002.
 The aircraft are to be used to provide service under the Company's enhanced EAS contract and new routes in western
 Montana.

                         Capital Leases

 On March 1, 1994, the Company entered into a lease agreement ("Lease") with a member of the Board of Directors ("Member").
 The Lease is comprised of two components. The first provides for an assumption of a lease for airport land between the Member and the City of Billings. The term of the airport land sublease is 20 years with an initial annual rate of $10,397. The airport land lease also provides for an annual adjustment of the rental amount based on increases in the Consumer Price Index.

 The second component of the Lease relates to a 11,520 square foot hangar and office facility constructed on the airport land.
 These construction costs were financed with $300,000 provided by the Member and approximately $150,000 provided by the Company. The facility is owned by the Member and leased to the Company under the Lease agreement. The lease term is 20 years with an option to extend for an additional six years. The monthly rent is equal to the Member's principal and interest payments due on a $300,000 loan obtained by the Member to finance his portion of the construction costs (the "Bank Debt"). The Bank Debt is a term loan at 8.5% with principal due monthly based on a 20 year amortization schedule with a balloon payment after five years (October 1999). The Member has indicated an intent, but is not required, to extend the Bank Debt term or refinance the balloon payment at the current maturity date. In addition, the Company is required to maintain a $50,000 security deposit with the bank. All tax benefits of ownership are retained by the Member. The Company expects to recover its $150,000 original investment at the maturity of the Lease or earlier if the facility is sold prior to maturity.

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

 The airport land lease component of the Lease is accounted for as an operating lease and the minimum annual lease payments are included in the Operating Leases section above. Because of the Company's "continuing involvement" in the risks and rewards of ownership (including option to purchase, specified return of its investment, payments corresponding to the underlying debt structure, and sharing in any appreciation upon sale) and its substantial investment in the facility, the facility lease component is accounted for as a capital lease with an original capitalized cost of $456,185. The Company has also leased a modular building to accommodate certain of its office needs which is currently located on the airport leased land.

 During December 1994, the Company acquired x-ray equipment for use in screening inbound passengers at the Billings airport by entering into a capital lease.

 Future minimum lease payments under the capital leases and the present value of future minimum capital lease payments as of June 30, 1997 are as follows:

     Years Ending June 30,

            1998                                        $35,520
            1999                                         31,260
            2000                                        274,778
            Total minimum lease payments                341,558
              Less interest                             (54,540)

            Present value of minimum lease payments     287,018
              Less current maturities                   (11,639)

            Obligations under capital leases,
              excluding current maturities         $    275,379

 Minimum lease payments have not been reduced by minimum sublease rentals of $33,550 due to June 1998 under noncancelable subleases.

 The carrying value of the facility under capital leases net of accumulated amortization was $391,834 and $415,234 at June 30, 1997 and 1996, respectively.



9.   RELATED PARTY TRANSACTIONS

   In March 1994, the Company leased land, a hangar and an office facility from a member of the Board of Directors (See Note 8). The Company believes the terms of the leases were at least as favorable as those that could have been obtained from independent third parties. Total payments under these leases, for the years ended June 30, 1997 and 1996 were $42,448 and $41,840, respectively.

10.  STOCK OPTIONS

   The Company adopted a stock option plan in May 1983 for key employees under which 8,000 shares are reserved for issuance at exercise prices which are not less than market value at date of grant. Commencing one year from the date of grant these options may be exercised to the extent of twenty-five percent of the total shares subject to option. The balance becomes exercisable in three cumulative annual installments of 25% of the optioned shares until four years from the date of grant after which they shall be fully exercisable. The Company adopted a stock option plan in May 1986 for key employees under which an additional 8,000 shares are reserved for issuance. The provisions of the 1986 plan are similar to those for the 1983 plan. The Company adopted a stock option plan in February 1995 for outside directors under which an additional 20,000 shares are reserved for issuance at prices which are not less than market value at date of grant ("Director Plan"). Options are exercisable immediately upon issuance. The 1983, 1986 and Director Plan options all terminate five years from the date of grant. The ability to issue options for the remaining shares available under the May 1983 and May 1986 plans has expired. There are 8,333 shares available for grant under the Director Plan at June 30, 1997.

   Changes in stock options issued under these fixed stock option plans are as follows:

                                             1997              1996
                                      Weighted-Average  Weighted-Average
                                 Shares Exercise Price  Shares Exercise Price

     Outstanding, beginning
     of fiscal year              50,043     $ 1.25      55,434  $ 1.29
     Granted                      9,667       1.13       8,400     .98
     Exercised                      -          -        (4,000)    .78
     Canceled                   (21,498)      1.56      (9,791)   1.45

     Outstanding, end of
     fiscal year                 38,212     $ 1.04      50,043  $ 1.25

     Range of exercise prices $.63 to 1.25                    $.63 to 1.56

     Options exercisable,
     end of fiscal year          31,126                 38,321


Summarized information about fixed stock options at June 30, 1997 is as follows:

                   Options Outstanding                 Options Exercisable

                           Weighted-
                            Average
                 Number    Remaining    Weighted-       Number      Weighted-
              Outstanding Contractual   Average       Exercisable   Average
              at 6/30/97    Life    Exercise Price  at 6/30/97  Exercise Price
Exercise Price
 $    .63         6,000      2.7 years   $ .63          6,000        $ .63
      .94         9,000      3.0           .94          6,500          .94
     1.09         2,400      3.5          1.09            600         1.09
     1.13         9,667      4.5          1.13          9,667         1.13
     1.25        11,145      1.2          1.25          8,359         1.25

 $.63 to 1.25    38,212      2.8 years    1.04         31,126         1.02

   The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for the options granted in 1997. Had compensation cost been determined consistent with the method of FASB Statement No. 123, the fair value of the options estimated on the date of grant would have been $4,000. Accordingly, the Company's 1997 net income and earnings per share would have been reduced to proforma amounts of $193,548 and $.18, respectively. The fair value of the options on the date of grant is estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 25%, risk free interest rate of 5.85%, expected lives of 4.5 years and no expected dividends.

   In fiscal 1996, the Company granted performance based stock options to one employee ("Special Stock Option Plan"). Under the Plan, options were issued for 6,000 shares at an exercise price of $0.625 per share upon successful completion of performance goals established by the Board of Directors in the areas of acquisitions, mergers, and/or business development. Options were also issued for 4,000 shares at an exercise price of $0.75 per share upon the successful performance of his duties as determined within the sole discretion of the Board. The options expire either 90 days after approval of a merger/acquisition transaction or the termination of employment. Compensation expense will be recognized to the extent the current market value of the underlying shares exceeds the exercise price at the date the grants are vested with the employee. None of the options under the Special Stock Option Plan have been granted as of June 30, 1997 and, accordingly, there was no expense recorded for the Special Stock Option Plan during the years ended June 30, 1997 and 1996.

   The Company's shareholders approved a stock option plan in July 1996 for key employees under which 100,000 shares of stock are reserved for issuance at exercise prices which are not less than fair market value at the date of grant (limited to 20,000 shares granted per year). Options under the 1996 plan may be exercised in the second through fifth year from the grant date. None of the options under the 1996 plan have been granted as of June 30, 1997.

   In July 1996, the stockholders also approved the 1996 Stock Bonus Plan ("Bonus Plan") to provide for awards for three members of a business development management team under an incentive compensation plan which is earned only if the Company meets specific performance targets. The incentive compensation plan provides for a maximum individual award amount based on one-third of a $30,000 performance award to be paid in cash, one-third in the form of 60,000 shares of common stock of the Company and the issuance of options to acquire 60,000 shares of common stock at an exercise price of $1.09 per share. None of the components of the Bonus Plan have been paid or granted as of June 30, 1997 and, accordingly, there was no expense recorded for the Bonus Plan during the years ended June 30, 1997 and 1996.

11.  BUSINESS AND CREDIT CONCENTRATIONS

   At June 30, 1997, all of the Company's scheduled air service communities are located in Montana and substantially all are covered by EAS subsidies. No single customer accounted for more than five percent of the Company's revenues in any year except for the EAS subsidy received from the DOT. The EAS program funding for fiscal year 1997 has been fixed at $25.9 million, up $3 million from fiscal year 1996. Furthermore, a new permanent funding source (a tax on foreign commercial carrier overflights) to support rural air service was approved by the 1996 Congress (the Rural Air Service Survival Act or the "Act"), and will become effective October 1997. It is estimated that the funding source will generate up to $50 million annually to be used first for EAS with any surplus to go to rural safety programs.

   Accounts receivable from the DOT was $268,895 and $284,031, or 25% and 37% of total stockholders' equity at June 30, 1997 and 1996, respectively. The majority of passengers carried by the Company are ticketed by other airlines and travel agencies. Four airlines comprise the majority of passenger related accounts receivable.

12.  COMMITMENTS AND CONTINGENCIES

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

13.  PLAN OF RECAPITALIZATION

   On July 18, 1996, a Plan of Recapitalization was approved by Company stockholders. The Plan of Recapitalization provided that effective August 23, 1996 the Company affected a 300-for-1 reverse split of the Company's existing stock followed by a 59-for-1 stock dividend. New stock with no par value was issued in exchange for existing stock with a par value of $.10 then issued and outstanding. The Plan of Recapitalization has been fully implemented. All applicable share and per share data have been retroactively adjusted for the resulting approximately one-for-five stock split.