Form 10QSB
period 1997-09-30
BIG SKY TRANSPORTATION CO
filed 1997-11-14
CIK 313522

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON DC  20549


                           FORM 10-QSB


     [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        for the quarterly period ended September 30, 1997


     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           CHANGE ACT

     for the transition period _________ to _______________



                  Commission file number 1-7991



                   BIG SKY TRANSPORTATION CO.
(exact name of small business issuer as specified in its charter)

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES [X]        NO [ ]


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     CLASS:    Common Stock, no par value


     SHARES OUTSTANDING: at November 7, 1997:  1,062,419

                   BIG SKY TRANSPORTATION CO.
                           FORM 10-QSB



             For the Period-Ended September 30, 1997






                            CONTENTS


Part I    Financial Information


Item 1.   Condensed Financial Statements:

     Balance Sheets
          September 30, 1997 (unaudited) and
          June 30, 1997 (audited)

     Statements of Operations
          Three months-ended September 30, 1997 and
          1996 (unaudited)

     Statements of Cash flows
          Three months-ended September 30, 1997
          and 1996 (unaudited)

     Notes to Financial Statements


Item 2.   Management's Discussion and Analysis or
          Plan of Operation




Part II   Other Information


Item 6.   Exhibits and reports on Form 8-K

             Part I.  Financial Information, Item 1.

                   BIG SKY TRANSPORTATION CO.
                         Balance Sheets

                                   September 30,       June 30,
                                       1997              1997
                                   (unaudited)         (audited)
ASSETS
Current Assets:
     Cash                     $      601,765      $      544,706
     Restricted cash                 366,961             600,151
     Accounts receivable, net        601,120             416,192
     Expendable parts/supplies       263,918             254,282
     Inventory held for sale          30,000              30,000
     Prepaid expenses                 32,278                --
     Total current assets          1,896,042           1,845,331

Property & Equipment:
     Flight equipment                244,839             612,108
     Capital lease facility          456,185             456,185
     Other property & equipment      188,347             187,497
                                     889,371           1,255,790
Accumulated depreciation            (244,893)           (554,916)
Net property & equipment             644,478             700,874

Deposits                              93,009              17,258
Total assets                  $    2,633,529      $    2,563,463
                              ===================================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Current long-term debt   $      138,990      $      132,674
     Current capital lease             9,342              11,639
     Accounts payable                 87,879              64,213
     Accrued expenses                734,847             701,034
     Traffic payable                  55,338              43,155
     Total current liabilities     1,026,396             952,715

Long-term debt, excluding current    209,369             263,765
Capital lease, excluding current     273,450             275,379
     Total liabilities             1,509,215           1,491,859
Stockholders' Equity
     Common stock at no par value
     authorized 2,000,000 shares;
     1,062,419 shares outstanding    478,297             471,207
     Additional Paid-in Capital      125,839             110,159
     Retained earnings               520,178             490,238
     Stockholders' equity          1,124,314           1,071,604
Total liability &
     stockholders' equity     $    2,633,529      $    2,563,463
                              ===================================





               See notes to financial statements.

                   BIG SKY TRANSPORTATION CO.
                    Statements of Operations

                                   Three months-ended
                                   September 30,

                                   1997                1996
                              (unaudited)         (unaudited)

Operating Revenues:
     Passenger           $      385,684      $      401,786
     Cargo                       18,545              21,170
     Public service             798,070             753,592
     Other                       15,584              23,733
     Total                    1,217,883           1,200,281

Operating Expenses:
     Flying                     501,218             394,428
     Maintenance                281,705             253,365
     Passenger service          315,466             270,566
     Sales                       40,958              43,419
     General/Administrative     153,522             127,738
     Depreciation                19,902              20,650
     Total                    1,312,771           1,110,166

Operating Income                (94,888)             90,115

Other Income/(expenses):
     Interest, net               (7,524)             (9,459)
     Gain (loss) equipment      151,504                (953)
     Total                      143,980             (10,412)

Income before taxes              49,092              79,703

Income Tax Expense:
     Current                      3,470               5,873
     Charge in lieu of taxes     15,680              26,530
     Total                       19,150              32,403


Net Income:              $       29,942      $       47,300
                         ====================================


Per share data:
     Income per common and
     common equivalent share       $.03                $.04

     Weighted average number
     of common & common
     equivalent shares
     outstanding              1,062,419           1,049,520





               See notes to financial statements.

                   BIG SKY TRANSPORTATION CO.
                    Statements of Cash Flows

                                   Three months-ended
                                   September 30,

                                   1997                1996
                              (unaudited)         (unaudited)

From operating activities:
     Net income               $     29,942        $     47,300
     Depreciation                   19,902              20,650
     (Gain) loss on equipment     (151,504)                953
     Excess reorganization value
     amortization and charges
     in lieu of taxes               15,680              26,530
Changes in assets/liabilities:
     Restricted cash               233,190             (46,220)
     Accounts receivable          (184,928)             78,718
     Expendable parts               (9,636)             (7,497)
     Prepaid expenses              (32,278)            (20,538)
     Deposits                      (75,751)                 --
     Accounts Payable               23,666             (63,422)
     Accrued expenses               33,813              80,295
     Traffic payable                12,183               2,653
Net provided (used) by operations  (85,721)            119,422

From investing activities:
     Proceeds, equipment sales     216,121                 359
     Property & equipment          (28,660)             (1,764)
Net provided (used) by investing   187,461              (1,405)

From financing activities:
     Exercised stock options         7,625                  --
     Payments on long-term debt    (48,080)            (44,485)
     Payments on capital lease      (4,226)             (3,807)
Net provided (used) by financing   (44,681)            (48,292)

Increase in cash                    57,059              69,725
Cash at beginning of period        544,706             360,668
Cash at end of period         $    601,765        $    430,393
                              ==================================



Supplement disclosures of
cash flow information:

Cash paid during the period for:

     Interest                 $    16,441         $    18,903
     Income taxes                    --                  --





                See notes to financial statements

                   BIG SKY TRANSPORTATION CO.

                  Notes to Financial Statements



NOTE A. The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with its understanding of the rules and regulations of the Securities and Exchange Commission. These financial statements reflect, in the opinion of management, all adjustments (consisting only of recurring accruals) for fair presentation of the results of operations for the interim periods presented. However, these financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, statement of operations and cash flows in conformity with generally-accepted accounting principles. It is recommended that these interim financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's latest annual report on Form 10-KSB.

NOTE B. Earnings per share is based on the weighted average number of common and common equivalent shares outstanding. The effect of common stock equivalents is anti-dilative and therefore not presented.

NOTE C. Results of operations for the three month-ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

             PART I. Financial Information, Item 2.

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis or
                        Plan of Operation




Summary of Airline Operating Statistics:


                              Three months-ended
                              September 30,

                                                       % change
                              1997           1996       +/(-)

Passengers carried            5,732          6,296       (9.0)

Average passenger
trip (miles)                    200            197        1.5

Revenue passenger miles   1,146,148      1,240,773       (7.6)

Available seat miles      3,815,600      3,834,190        (.5)

Passenger load factor (%)     30.04          32.36       (7.2)

Aircraft miles              252,239        263,203       (4.2)

Yield per revenue
passenger mile (cents)        33.58          31.84        5.5

Freight pounds enplaned      20,186         17,744       13.8

Operating cost per
available seat mile (cents)   31.92          31.30        2.0

Operating break-even load
factor (%)                    32.38          29.93        8.2

                  Big Sky Transportation Co.
             Management's Discussion and Analysis or
                        Plan of Operation



Analysis of Results for the three months-ended
September 30, 1997 and 1996:


                              Three months-ended
                              September 30,

                              1997           1996
                         (unaudited)    (unaudited)    Change

Operating Revenues:

     Passenger           $ 385,684      $ 401,786      $(16,102)
     Cargo                  18,545         21,170        (2,625)
     Public service        798,070        753,592        44,478
     Other                  15,584         23,733        (8,149)
     Total               1,217,883      1,200,281        17,602



Total operating revenues in the first quarter of fiscal year 1998 were $1,217,883, compared with $1,200,281 in the same quarter last year. Overall passenger revenues fell $16,102 or 4%. Passenger revenue for the September 1996 quarter included the retention of the federal excise tax through August 27. Eliminating the benefit of this tax, 1996 passenger revenues were approximately $388,393 compared to 1997 at $385,684. Total number of passengers carried during the 1997 quarter declined, however this was largely offset by increased average fares.

Effective December 1996 Big Sky entered into a new Essential Air Service (EAS) contract with the Department of Transportation (DOT). The increase of $44,478 or 5.9% in public service revenue is a result of the new contract rate. This agreement was amended by order 97-8-14 providing an annual rate of $4.8 million for enhanced services, for the period October 1997 through November 1998. Enhancements restored the lost services caused by the program-wide reduction effective November 1995. The enhancement also provided an upgrade in aircraft.

Last year the Company performed charters in addition to the regular scheduled service, the current period did not have charter business. This constitutes the decrease in "other" revenue.

October 12, 1997 the Company began service to Helena and Missoula, Montana. These markets are expected to significantly increase system passenger and cargo revenues.

             Management's Discussion and Analysis or
                        Plan of Operation


Analysis of Results (continued):


                              Three months-ended
                              September 30,

                              1997           1996
                         (unaudited)    (unaudited)    Change

Operating Expenses:

     Flying              $ 501,218      $ 394,428      $ 106,790
     Maintenance           281,705        253,365         28,340
     Passenger service     315,466        270,566         44,900
     Sales                  40,958         43,419         (2,461)
     General/Admin         153,522        127,738         25,784
     Depreciation           19,902         20,650           (748)
     Total               1,312,771      1,110,166        202,605



Total operating expenses increased $202,605 or 18.2%. Most expense categories experienced increases as a result of preparing for the new enhanced EAS and Western Montana services effective October
1997.

Flight topped the list with increases of $106,790 or 27%. The transition from Metro II to Metro III aircraft created substantial up-front costs, such as aircraft leases and pilot training. Once a uniform fleet is in service, these costs are expected to stabilize.

Maintenance showed an increase of $28,340 or 11.2%, almost entirely due to the costs associated with exterior repainting and the refurbishing and upholstery of the interiors for the "new" Metro III aircraft. Additional incremental costs, such as Metro III tooling and mechanic training will continue into next quarter.

Passenger service increased $44,900 or 16.6%. Several items experienced increases, the largest being staffing, followed by airport related costs such as space rental, landing fees and security costs. Printing of new forms and manuals created higher costs too.

General and administration increased $25,784 or 20.2%. The change in the vacation accrual expense accounts for most of the increase. Legal expense also increased this quarter compared to last year by 58%. This is a direct result of entering into lease agreements for the Metro III aircraft.

Both depreciation and sales experienced slight reductions of 3.6 and 5.7%, respectively.

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis or
                        Plan of Operation



Analysis of Results (continued):



Net non-operating results were: $124,830 income for September 1997 quarter and $42,815 expense for September 1996 quarter. September 1997 quarter generated an operating loss of $94,888 and a net income to $29,942. By comparison the same quarter in 1996 produced $90,115 operating income and a net income of $47,300. This quarter's operating loss is a result of preparing for the added service and aircraft up-grade associated with the enhanced EAS agreement and the new routes to Helena and Missoula effective October 1997. September 1997 quarter also included a capital gain of $151,504 on the sale of the Company's Cessna 402C aircraft.
This back up aircraft will be replaced by a leased Metro III in the next few months, providing a fully-standardized fleet.

Pursuant to Chapter 11 reorganization "Fresh Start" reporting, charges in lieu of taxes of $15,680 and $26,530 were recorded in September 1997 and 1996 quarters.

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis or
                        Plan of Operation



Liquidity and Capital Resources:



A review of current liquidity and capital resources are presented below:


                         Working Capital          Current Ratio

     Year-end 6/30/97         $892,616                 1.9:1
     Quarter-end 9/30/97      $869,646                 1.8:1





                         Long-Term Debt           Stockholders'
                    (excluding current portion)        Equity

     Year-end 6/30/97         $539,144            $1,071,604
     Quarter-end 9/30/97      $482,819            $1,124,314



Stockholder equity at September 1997 increased 4.9% over the balance at fiscal year-end. The Company is current on all of its debt service obligations. In September 1997 the Company made its sixth of eight annual scheduled payments to the unsecured creditors from reorganization.

Cash used by operations during September 1997 quarter was $85,721. This reflects the start-up costs associated with increased services and fleet transition. Income provided by investing activities was $187,461, primarily the result of an aircraft sale. Cash used by financing was $44,681 for the payments on long term debt and capital lease obligations.

The Company has established a line of credit through First Interstate Bank in Billings. The line is related to projected temporary cash flow needs through mid-1998. The Company also received $150,000 advance on subsidy from the DOT to supplement cash flow during start-up of enhanced EAS service. This advance will be reimbursed over the remaining period of the DOT/EAS contract.

                  Part II.   Other Information

                   BIG SKY TRANSPORTATION CO.





Item 6.   Exhibits and reports on Form 8-K

     Exhibit No.                   Exhibit Name

          27                       Financial Data Schedule
                                   (only for filings via EDGAR)






Reports on Form 8-K

     No reports on form 8-K were filed during the September 1997 quarter.

                     BIG SKY TRANSPORTATION CO.

                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BIG SKY TRANSPORTATION CO.
     registrant



By:/s/ Craig Denney

Craig Denney
Executive Vice President




By:/s/ Karie Kane

Karie Kane
Accounting Director


November 13, 1997