Form 10QSB
period 1997-12-31
BIG SKY TRANSPORTATION CO
filed 1998-02-17
CIK 313522

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON DC  20549


                           FORM 10-QSB



     [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             for the period-ended December 31, 1997


     [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                        OF THE CHANGE ACT

       for the transition period ___________ to __________



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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X]


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     CLASS:    Common Stock, no par value


     SHARES OUTSTANDING: at FEBRUARY 10, 1998: 1,062,218

                   BIG SKY TRANSPORTATION CO.
                           FORM 10-QSB



             For the Period-Ended December 31, 1997





                            CONTENTS


Part I    Financial Information



Item 1.   Condensed Financial Statements:



     Balance Sheets
          December 31, 1997 (unaudited) and
          June 30, 1997 (audited)


     Statements of Operations
          Three months-ended and Six months-ended
          December 31, 1997 and 1996 (unaudited)


     Statements of Cash flows
          Six months-ended December 31, 1997 and
          1996 (unaudited)


     Notes to Unaudited Financial Statements




Item 2.   Management's Discussion and Analysis or
          Plan of Operation



Part II   Other Information

Item 6.   Exhibits and reports on Form 8-K

             Part I.  Financial Information, Item 1.

                   BIG SKY TRANSPORTATION CO.
                         Balance Sheets

                                   December 31,        June 30,
                                       1997              1997
ASSETS                             (unaudited)         (audited)
Current Assets:
     Cash                     $      575,371      $      544,706
     Restricted cash                 542,301             600,151
     Accounts receivable, net        766,561             416,192
     Expendable parts/supplies       261,015             254,282
     Inventory held for sale          30,000              30,000
     Prepaid expenses                102,697                --
     Total current assets          2,277,945           1,845,331

Property & Equipment:
     Flight equipment                230,164             612,108
     Capital lease facility          456,185             456,185
     Other property & equipment      196,588             187,497
                                     882,937           1,255,790
Accumulated depreciation            (215,248)           (554,916)
Net property & equipment             667,689             700,874

Other assets                           7,258              17,258
Total assets                  $    2,952,892      $    2,563,463
                              ===================================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Current long-term debt   $      140,950      $      132,674
     Current capital lease             7,826              11,639
     Accounts payable                269,426              64,213
     Accrued expenses                678,396             701,034
     Traffic payable                 102,639              43,155
     Total current liabilities     1,199,237             952,715

Long-term debt, excluding current    179,759             263,765
Capital lease, excluding current     271,416             275,379
     Total liabilities             1,650,412           1,491,859

Stockholders' Equity
     Common stock of no par value
     authorized 20,000,000 shares;
     1,062,218 shares outstanding    478,138             471,207
     Additional Paid-in Capital      197,511             110,159
     Retained earnings               650,684             490,238
     Total capital and
     retained earnings
Less Treasury 20,000 shares(at cost)( 23,853)               --
     Stockholders' equity          1,302,480           1,071,604
Total liabilities & equity    $    2,952,892      $    2,563,463
                              ===================================

               See notes to financial statements.

                          BIG SKY TRANSPORTATION CO.
                           Statements of Operations

                           Three months-ended      Six months-ended
                           December 31,            December 31,

                              1997        1996     1997      1996
                         (unaudited)(unaudited) (unaudited)(unaudited)
Operating Revenues:
   Passenger             $  958,639  $  385,976  $1,344,323 $  787,761
   Charter                     --         5,900       --         5,900
   Cargo                     40,139      26,094      58,684     47,264
   Public service         1,194,813     772,053   1,992,883  1,525,645
   Other                     20,474      15,341      36,058     39,074
   Total                 $2,214,065  $1,205,364  $3,431,948 $2,405,644

Operating Expenses:
   Flying                   837,282     394,531   1,338,500    788,959
   Maintenance              439,286     280,179     720,991    533,544
   Passenger service        370,077     275,225     685,543    545,791
   Sales                    172,530      45,021     213,488     88,440
   General/Admin.           138,890     121,707     292,412    249,445
   Depreciation              22,926      20,200      42,828     40,850
    Total                $1,980,991  $1,136,863  $3,293,762 $2,247,029

Operating Income (Loss)     233,074      68,501     138,186    158,615

Other Income/(expenses):
   Interest, net             (8,750)    (9,910)    (16,274)   (19,369)
   Gain (loss) equipment     (4,867)   (12,327)    146,637    (13,280)
   Total                    (13,617)   (22,237)    130,363    (32,649)

Income (loss) before taxes  219,457     46,264     268,549    125,966

Income Tax Expense:
   Current                    17,282     3,610       20,752      9,483
   Charge in lieu of taxes    71,672    16,309       87,352     42,839
   Total                      88,954    19,919      108,104     52,322

Net Income (loss):           130,503    26,345      160,645     73,644
                          =============================================
Per share data:
   Income per common and
   common equivalent share    .12         .03          .15        .07

   Weighted average number
   of common & common
   equivalent shares
   outstanding less
   Treasury stock        1,042,218     1,047,864    1,042,218   1,047,864


                       See notes to financial statements.

                   BIG SKY TRANSPORTATION CO.
                    Statements of Cash Flows

                                   Six months-ended
                                   December 31,

                                   1997                1996
                              (unaudited)         (unaudited)

From operating activities:
     Net income (loss)        $    160,445        $     73,644
     Depreciation                   42,828              40,850
     (Gain) loss on equipment     (146,637)             12,327
     Excess reorganization value
     amortization and charges
     in lieu of taxes               87,352              42,839
Changes in assets/liabilities:
     Restricted cash                57,850             (87,683)
     Accounts receivable          (350,369)             38,654
     Expendable parts               (6,733)             (8,248)
     Prepaid expenses             (102,697)            (21,461)
     Accounts Payable              205,213              (4,201)
     Accrued expenses              (22,638)             83,427
     Traffic payable                59,484               2,604
Net cash provided by operations    (15,902)            172,752

From investing activities:
     Proceeds from equipment       230,211                 359
     Property & equipment          (76,285)            (12,520)
Net cash(used) provided
     by investing                  153,926             (12,161)

From financing activities:
     Treasury stock purchased      (23,853)                 --
     Payments on long-term debt    (75,730)            (70,059)
     Payments on capital lease     ( 7,776)             (7,780)
Net cash used by financing        (107,359)            (77,839)

Net cash increase (decrease)        30,665              82,752
Cash at beginning of period        544,706             360,668
Cash at end of period         $    575,371        $    443,420
                              ==================================

Supplement disclosures of
cash flow information:

Cash paid during the period for:

     Interest                 $    33,519         $    36,879
     Income taxes                  11,566                --

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

NOTE C. Results of operations for the three months-ended and the six months-ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE E. Certain reclassifications have been made to the 1996 numbers to conform to the 1997 presentations.

                     PART I. Financial Information, Item 2.

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis or
                               Plan of Operations


Summary of Airline Operating Statistics:

                              Three months-ended       Six months-ended
                              December 31,             December 31,

                                         % change                     %change
                         1997      1996   +/(-)      1997       1996  +/(-)

Passengers carried     12,641     6,948   81.9     18,373     13,244   38.7

Average passenger
trip (miles)              209       194    7.7        206        196    5.2

Revenue passenger
miles               2,643,530 1,351,204   95.6  3,789,678  2,591,977   46.2

Available seat
miles (scheduled)   8,187,506 3,780,346  116.6 12,003,106  7,614,536   57.6

Available seat
miles (charter)        --          --      --       --         9,825   (100)

Total available
seat miles          8,187,506 3,780,346  116.6 12,003,106  7,624,361   57.4

Passenger load
factor (%)               32.3      35.7   (9.5)      31.6       34.0   (7.1)

Aircraft miles        439,516   256,119   71.6    691,755    519,322   33.2

Operating breakeven
(with subsidy)
load factor (%)          28.9      33.7  (14.3)      30.3       31.8   (4.6)

Yield per revenue
passenger mile (cents)   36.3      29.1   24.9       35.5       30.4   16.7

Operating cost per
available seat mile
(cents)                  27.0      31.9  (15.2)      28.6       31.5   (9.4)

Freight pounds
enplaned               67,803    17,233  293.4     87,989     34,977  151.6

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis or
                       Plan of Operations


Analysis of Results for the three months-ended
December 31, 1997 and 1996:



                              Three months-ended
                              December 31,

                              1997           1996        Change
                         (unaudited)    (unaudited)
Operating Revenues:

   Passenger             $  958,639       $  385,976   $  572,663
   Charter                     --              5,900       (5,900)
   Cargo                     40,139           26,094       14,045
   Public service         1,194,813          772,053      422,760
   Other                     20,474           15,341        5,133
   Total                 $2,214,065       $1,205,364   $1,008,701



Total operating revenues in the second quarter of fiscal year 1998 were $2.21 million, compared with $1.21 millon in the same quarter last year. Passenger revenues increased $572,663 or 148% to total $958,639. In addition, freight revenues increased $14,045 or 53.8% to $40,139. Both increases are primarily due to added service between Billings MT and Helena and Missoula MT implemented October 12, 1997. Number of passengers carried October through December 1997 totaled 12,641, 5,749 more than the same period in 1996. The average fare rose from $56.62 to $75.13.

Effective October 1, 1997 Big Sky entered into a new enhanced Essential Air Service (EAS) contract with the Department of Transportation (DOT) at an annual rate of $4.8 million through November 1998. The enhancement restored services lost during a program-wide reduction in November 1995. The new contract also provided an upgrade from a Metro II to Metro III type aircraft.
The Metro III aircraft seats 19 passengers and cruises at 300 miles per hour. Public service revenues increased $422,760 or 54.8% over the same three month period in 1996.

Big Sky performed no charter services in the second fiscal quarter of 1998.

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis or
                       Plan of Operations



Analysis of Results for the three months-ended
December 31, 1997 and 1996 (continued):



                              Three months-ended
                              December 31,

                              1997        1996           Change
                         (unaudited)    (unaudited)

Operating Expenses:

   Flying                 $ 837,282     $ 394,531      $ 442,751
   Maintenance              439,286       280,179        159,107
   Passenger service        370,077       275,225         94,852
   Sales                    172,530        45,021        127,509
   General/Admin.           138,890       121,707         17,183
   Depreciation              22,926        20,200          2,726
    Total                $1,980,991    $1,136,863      $ 844,128



All operating expense categories experienced increases, totaling $844,128 or 74.2%. This was expected as the enhanced EAS and Western MT services implemented in October 1997 required fleet transition and expansion from three Metro II and one Cessna 402C to a fleet of six Metro III aircraft on December 31, 1997.

Flight had the largest increase of $442,751 or 112%. An increased number of flight crews along with higher aircraft lease, insurance and fuel costs made up the bulk of the increase. Block hours increased 75.3% from a monthly average of 469 in the three month period of 1996 to a monthly average of 822 in the same three month period of 1997.

Maintenance increased $159,107 or 56.8%. This increase is two-fold, additional manpower and equipment associated with the larger fleet and, secondly, costs with returning the Metro II aircraft to their lessors.

Passenger service costs increased $94,852 or 34.5%. Increased staffing at station locations and the addition of two new destinations, along with higher airport costs of space rental, security and landing fees, all are the result of added services.

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis or
                       Plan of Operations



Analysis of Results for three months-ended
December 31, 1997 & 1996 (continued):



Sales expense experienced a substantial increase of $127,509 or 283% due to several factors. Advertising was increased to promote the new Western Montana and enhanced EAS service. Reservations computer system upgrades to better serve and monitor the added passenger reservations were initiated. Corresponding with the increased passengers, CRS and travel agency commissions also increased.

General and administration expense increased $17,183 or 14.1%, largely due to printing of the annual report and proxy material and legal fees associated with the "new" Metro III aircraft lease agreements.

Depreciation rose slightly as a result of the Global Positioning
Systems (GPS) avionics equipment installed on each of the Metro III aircraft.

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis or
                       Plan of Operations



Analysis of Results for six months-ended
December 31, 1997 & 1996:



                              Six months-ended
                              December 31,

                              1997          1996         Change
                         (unaudited)    (unaudited)
Operating Revenues:

   Passenger             $1,344,323      $  787,761    $  556,562
   Charter                    --              5,900        (5,900)
   Cargo                     58,684          47,264        11,420
   Public service         1,992,883       1,525,645       467,238
   Other                     36,058          39,074        (3,016)
   Total                 $3,431,948      $2,405,644    $1,026,304



Six months ended December 1997 had revenues of $3.43 million, $1.03 million or 42.7% greater than the same period one year earlier. Passenger revenue and public service revenue increases of $556,562 (70.6%) and $467,238 (30.6%) were almost entirely attributable to the October through December quarter. As previously stated, the Company began service to Helena and Missoula MT and initiated expanded service under a new EAS contract in October 1997, both of which increased revenues. The only revenue categories which experienced decreases were the other revenue category ($3,016) and charter revenue ($5,900).

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis or
                       Plan of Operations



Analysis of Results for six months-ended
December 31, 1997 & 1996 (continued):



                              Six months-ended
                              December 30,

                              1997           1996        Change
                         (unaudited)    (unaudited)

Operating Expenses:

   Flying                $1,338,500     $  783,959     $  549,541
   Maintenance              720,991        553,544        187,447
   Passenger service        685,543        545,791        139,752
   Sales                    213,488         88,440        125,048
   General/Admin.           292,412        249,445         42,967
   Depreciation              42,828         40,850          1,978
   Total                 $3,293,762     $2,247,029     $1,046,733



As with the quarterly results, the six month period also reflected increases in all expense categories, a total increase of $1,046,733 or 46.6% for the six months ended December 1997 compared to the same six months in 1996. Again, this is a direct result of staffing, aircraft and station expense for the added flights to the seven EAS communities and the two new Western Montana locations. The 1997 results include start up costs of the new service and aircraft along with termination costs associated with returning the Metro II aircraft.

Flight expense increased $549,541 or 69.6%. Areas that experienced higher costs were aircraft lease, insurance and crew salaries, along with additional fuel usage. Aircraft lease expense rose 192% and insurance 100% over the same six months in 1996. Fuel expense increased only 28%; a 74% increase in usage was partially offset by a 25% decrease in average fuel cost per gallon.

Maintenance costs rose $187,447 or 35.1%. The increase in aircraft fleet size combined with the cost of preparing the "old" Metro II aircraft for return accounted for the bulk of the increase.

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis or
                       Plan of Operations



Analysis of Results for six months-ended
December 31, 1997 & 1996 (continued):



Passenger service expense experienced increases in station staffing along with airport-related costs such as space rental, landing fees and security costs reflecting higher service frequencies and two new destinations. The six month period of 1997 has higher costs by $139,752 or 25.6%.

Sales expense increased $125,048 or 141%, all of which was experienced in the December quarter. Advertising accounted for the largest increase of 199% followed by travel commissions, equipment rental and CRS fees, all related to the new routes and increased passenger loads.

General and administration increased $42,967 or 17.2%, again the majority of this was during the December quarter. Legal fees incurred the highest rate of increase largely attributable to the implementation of the Metro III aircraft lease agreements.

Depreciation in the six months ended December 1997 rose $1,978 or 4.8% over the same six month period in 1996.

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis or
                       Plan of Operations



Liquidity and Capital Resources:



Net non-operating expenses were $102,571 for the December 1997 quarter and $42,156 for the December 1996 quarter. Pursuant to Chapter 11 Reorganization "Fresh Start" reporting, a $71,672 charge in lieu of tax was recorded in the December 1997 quarter compared to $16,309 in the December 1996 quarter.

The December 1997 quarter generated operating profit of $233,074 and net income of $130,503. By comparison, the same quarter in 1996 produced a $68,501 operating profit and net profit of $49,203. Six month results ending December 31, 1997 had an operating profit of $138,186 and a net profit of $160,645, compared to $158,615 and $73,644 for the same six month period of 1996.

A review of current liquidity and capital resources are presented below:


                         Working Capital          Current Ratio

Year-end 6/30/97         $  892,616                    1.9:1
Quarter-end 12/31/97     $1,078,708                    1.9:1


                         Long-Term Debt           Stockholder's
                    (excluding current portion)       Equity

Year-end 6/30/97         $  539,144               $1,071,604
Quarter-end 12/31/97     $  451,175               $1,302,480


Stockholder equity at December 31, 1997 increased 21.5% over the balance at fiscal year-end. The Company is current on all of its debt service obligations. In September 1997 the Company made the sixth of eight annual scheduled payments to its unsecured creditors under the plan of reorganization.

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis or
                       Plan of Operations



Liquidity and Capital Resources (continued):



Cash used by operations during the six months ended December 31, 1997 was $15,902. This reflects the start-up costs associated with increased services and fleet transition offset by a one-time capital gain on the sale of a Cessna 402C aircraft. Cash provided by investing activities was $153,926 primarily due to the sale of an aircraft and related parts. Cash used by financing was $107,359 for the payments on long term debt, capital lease obligations and the purchase of treasury stock.

The Company has established a line of credit through First Interstate Bank and Trust Co. of Billings. To-date this line has not been utilized. The Company also received a $150,000 advance on subsidy from the DOT to supplement cash flow during start-up of enhanced EAS service. This advance is being reimbursed in equal monthly payments (subsidy offsets) through November 30, 1998, the remaining period of the DOT/EAS contract.

The Company's EAS contract expires November 30, 1998. Big Sky Airlines has held this contract through two year renewals since 1980. Preparations for contract renewal negotiations with the DOT have begun. Negotiations are expected to begin in the fourth fiscal quarter of 1998, concluding in the first fiscal quarter of 1999. Loss of this contract would be material. Concurrently, the company will actively seek profitable expansion and new business opportunities.

                  Part II.   Other Information

                   BIG SKY TRANSPORTATION CO.



Item 6.   Exhibits and reports on Form 8-K


     Exhibit No.                   Exhibit Name

          27                       Financial Data Schedule
                                   (only for filings via EDGAR)


Reports on Form 8-K

     No reports on form 8-K were filed during the December 1997 quarter.

                   BIG SKY TRANSPORTATION CO.
                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BIG SKY TRANSPORTATION CO.
     registrant



By: /s/ Brent L. Johnson                By: /s/ Karie Kane

Brent L. Johnson                        Karie Kane
Vice President, Business Development    Accounting Director
and CFO





February 13, 1998