Form 10-Q
period 1998-03-31
BIG SKY TRANSPORTATION CO
filed 1998-05-15
CIK 313522

US SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON DC  20549

                                FORM 10-QSB

     [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                    for the period-ended March 31, 1998


     [ ]       TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
                             OF THE CHANGE ACT

             for the transition period __________ to _________


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
                              (406) 245-9449
           (address of registrant's principal executive offices)


check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x]


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     CLASS:    Common Stock, no par value


     SHARES OUTSTANDING: at May 08, 1998: 1,127,947

                        BIG SKY TRANSPORTATION CO.
                                FORM 10-QSB



                    For the Period-Ended March 31, 1998





                                 CONTENTS


Part I    Financial Information



Item 1.   Condensed Financial Statements:



     Balance Sheets
     March 31, 1998 (unaudited) and June 30, 1997 (audited)


     Statements of Operations
     Three months-ended and Nine months-ended
     March 31, 1998 and 1997 (unaudited)


     Statements of Cash flows
     Nine months-ended March 31, 1998 and 1997 (unaudited)


     Notes to Unaudited Financial Statements




Item 2.   Management's Discussion and Analysis or
          Plan of Operation


Part II   Other Information

Item 6.   Exhibits and reports on Form 8-K

                  Part I.  Financial Information, Item 1.

                        BIG SKY TRANSPORTATION CO.
                              Balance Sheets

                                   March 31,           June 30,
                                       1998              1997
ASSETS                             (unaudited)         (audited)
Current Assets:
     Cash                     $      623,688      $      544,706
     Restricted cash                 151,404             600,151
     Accounts receivable, net        863,128             416,192
     Expendable parts/supplies       287,402             254,282
     Inventory held for sale          30,000              30,000
     Prepaid expenses                122,223                --
     Total current assets          2,077,845           1,845,331

Property & Equipment:
     Flight equipment                433,873             612,108
     Capital lease facility          456,185             456,185
     Other property & equipment      187,345             187,497
                                   1,077,403           1,255,790
Accumulated depreciation            (258,246)           (554,916)
Net property & equipment             819,157             700,874

Other assets                           8,251              17,258
Total assets                  $    2,905,253      $    2,563,463
                              ===================================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Current long-term debt   $      188,802      $      132,674
     Current capital lease             7,991              11,639
     Accounts payable                281,123              64,213
     Accrued expenses                374,772             701,034
     Traffic payable                 110,296              43,155
     Total current liabilities       962,984             952,715

Long-term debt, excluding current    249,998             263,765
Capital lease, excluding current     269,277             275,379
     Total liabilities             1,482,259           1,491,859

Stockholders' Equity
     Common stock of no par value
     authorized 20,000,000 shares;
     1,127,947 shares outstanding    481,722             471,207
     Additional Paid-In Capital      239,753             110,159
     Retained earnings               725,372             490,238
     Less Treasury Stock,at cost     (23,853)              --
     Stockholders' equity          1,422,994           1,071,604

Total liabilities & equity    $    2,905,253      $    2,563,463
                              ===================================
                     see notes to financial statements

                           BIG SKY TRANSPORTATION CO.
                            Statements of Operations

                           Three months-ended      Nine months-ended
                                March 31,               March 31,

                              1998        1997     1998      1997
                         (unaudited)(unaudited) (unaudited)(unaudited)
Operating Revenues:
   Passenger             $  946,315  $  400,828  $2,290,638 $1,188,589
   Charter                   17,431       --         17,431      5,900
   Cargo                     36,831      35,364      95,515     72,628
   Public service         1,156,033     785,552   3,148,916  2,311,197
   Other                     15,579      13,925      51,637     52,999
   Total                 $2,172,189  $1,225,669  $5,604,137 $3,631,313

Operating Expenses:
   Flying                   820,893     378,182   2,159,393  1,167,141
   Maintenance              439,824     276,281   1,160,815    809,825
   Passenger service        426,769     187,969   1,112,312    733,760
   Sales                    140,211     127,704     353,699    216,144
   General/Admin.           184,084     129,231     476,496    378,676
   Depreciation              24,601      20,206      67,429     61,056
    Total                $2,036,382  $1,119,573  $5,330,144 $3,366,602

Operating Income (Loss)     135,807     106,096     273,993    264,711

Other Income/(expenses):
   Interest, net             (9,525)     (8,009)    (25,799)   (27,378)
   Gain (loss) equipment        --        2,655     146,637    (10,625)
   Total                     (9,525)     (5,354)    120,838    (38,003)

Income (loss) before taxes  126,282     100,742)    394,831    226,708

Income Tax Expense:
   Current                    9,351       6,686      30,103     16,169
   Charge in lieu of taxes   42,242      30,201     129,594     73,040
   Total                     51,593      36,887     159,697     89,209


Net Income (loss):        $  74,689  $   63,855   $ 235,134  $ 137,499
                          =============================================
Per share data:
   Income per common and
   common equivalent share    .07          .06         .21         .13

   Weighted average number
   of common & common
   equivalent shares
   outstanding less
   Treasury stock         1,107,947  1,047,828   1,107,947  1,047,828

                       See notes to financial statements.

                        BIG SKY TRANSPORTATION CO.
                         Statements of Cash Flows

                                        Nine months-ended
                                        March 31,

                                   1998                1997
                              (unaudited)         (unaudited)

From operating activities:
     Net income (loss)        $    235,134        $    137,499
     Depreciation                   67,429              61,056
     (Gain) loss on equipment     (146,637)             10,625
     Excess reorganization value
     amortization and charges
     in lieu of taxes               98,606              73,040
Changes in assets/liabilities:
     Restricted cash               448,747             (87,693)
     Accounts receivable          (446,936)             (5,811)
     Expendable parts              (33,120)             (2,438)
     Prepaid expenses             (122,223)            (18,904)
     Accounts Payable              216,910             (43,103)
     Accrued expenses             (326,262)            170,376
     Traffic payable                67,141               3,487
Net cash provided by operations     58,789             298,134

From investing activities:
     Proceeds from equipment       233,288                 359
     Property & equipment         (221,853)             (8,039)
Net cash(used) provided
     by investing                   11,435              (7,680)

From financing activities:
     Treasury stock purchased      (23,853)               --
     Payments on long-term debt     42,361             (96,166)
     Payments on capital lease      (9,750)            (11,921)
Net cash (used) provided by
     financing                       8,758            (108,087)

Net cash increase (decrease)        78,982             182,367
Cash at beginning of period        544,706             360,668
Cash at end of period         $    623,688        $    543,035
                              ==================================
Supplement disclosures of
cash flow information:

Cash paid during the period for:

     Interest                 $    52,476         $    54,007
     Income taxes                  18,166                --

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

NOTE C. Results of operations for the three months-ended and the nine months-ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE D. Certain reclassifications have been made to the 1997 numbers to conform to the 1998 presentations.

NOTE E. The lease agreement provisions related to the Company's newly acquired fleet of Metro III aircraft require that the Company make monthly engine reserve payments to the lessors to fund scheduled hot section inspections and engine overhaul/CAMP inspections. The funds are held by the lessors until used to either pay the maintenance provider directly or reimburse the Company for paying the provider. The various leases provide that the engine reserve payments will be renegotiated between the parties from time to time throughout the term of the lease to insure that the reserve payments are adequate to fund the future engine maintenance events. To better reflect these lease provisions, the Company has changed the method by which it accounts for engine reserve payments by charging maintenance expense for each engine hour flown at its applicable hourly reserve rate in the period flown. Also as part of this change, restricted cash and accrued expenses were both reduced by $138,948 in the period ended March 31, 1998. There was no effect on net income as a result of this change. The
          Company believes that this new method of accounting for engine reserves more appropriately reflects the Company's liability for, and interest in, the engine reserve payments, and provides an appropriate expense recognition to the period incurred.

                    PART I. Financial Information, Item 2.

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis or
                                Plan of Operation

Summary of Airline Operating Statistics:

                              Three months-ended            Nine months-ended
                              March 31,                     March 31,

                                         % change                     %change
                         1998      1997   +/(-)      1998       1997  +/(-)

Passengers carried     11,755     5,912  98.8      30,128     19,156   57.3

Average passenger
trip (miles)              208       195   6.7         207        196    5.6

Revenue passenger
miles               2,446,253 1,153,651 112.0   6,235,931  3,745,628   66.5

Available seat
miles (scheduled)   7,878,312 3,682,824 114.1  19,889,778 11,307,185   75.9

Available seat
miles (charter)         8,360      --   100.0       8,360      9,825  (14.9)

Total available
seat miles          7,886,672 3,682,824 114.1  19,889,778 11,307,185   75.9

Passenger load
factor (%)               31.0      31.3  (0.9)       31.4       33.1   (5.4)

Aircraft miles        414,648   251,522  64.9   1,106,403    770,844   43.5

Operating breakeven
load factor (%)          29.1      28.6   1.7        29.8       30.7   (2.9)

Yield per revenue
passenger mile (cents)   38.7     341.7  11.3        36.7       31.7   15.8

Operating cost per
available seat mile
(cents)                  27.5      33.3 (17.2)       28.2       32.1  (12.3)

Freight pounds
enplaned               54,233    23,253 133.2     142.222     58,230  144.2

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis or
                                Plan of Operation



Analysis of Results for the three months-ended March 31, 1998 and 1997:


                               OPERATING REVENUES:

                            1998           1997      Difference
                         ----------------------------------------
     Passenger           $ 946,315      $ 400,828      $ 545,487
     Charter                17,431           --           17,431
     Cargo                  36,831         25,364         11,467
     Public Service      1,156,033        785,552        370,481
     Other                  15,579         13,925          1,654
     Total               2,172,189      1,225,669        946,520



Total operating revenues in the third quarter of fiscal year 1998 totaled $2.17 million, versus $1.23 million in the same quarter of fiscal year 1997. Passenger revenues of $946,315 in the quarter were $545,487, or 136% greater than the same quarter last year. Freight revenue of $36,831 and charter revenue of $17,431 were greater than the corresponding 1997 quarter by $11,467 (45%), and $17,431 respectively. The increases in passenger and freight revenues were attributable to the new services between Billings MT and Helena and Missoula MT initiated during the second quarter of fiscal 1998. There were not any charter flights operated in the third quarter of 1997. Revenue passengers enplaned during the quarter ended March 31, 1998 totaled 11,755, an increase of 5,843 or 99%, over the same quarter in 1997. The average passenger fare during the quarter of $80.50 was $12.70, or 19% greater than the average passenger fare during the same quarter of 1997.

Public service revenues in the third quarter of fiscal year 1998 were $1,156,033, compared to $785,552 during the same quarter of fiscal year 1997. The increase of $370,481, or 47%, was the result of an enhanced Essential Air Service contract entered into with the Department of Transportation effective October 1, 1997. The new contract restored service levels to markets that had been cut during a program-wide reduction implemented in November 1995, and provided for an upgrade in the type of aircraft used to provide the service.

                         BIG SKY TRANSPORTATION CO.
                  Management's Discussion and Analysis or
                             Plan of Operation



Analysis of Results for the three months-ended March 31, 1998 and 1997 (continued):


                            OPERATING EXPENSES

                         1998           1997           Difference
                    ----------------------------------------------
     Flying          $ 820,893          $  378,182     $ 442,711
     Maintenance       439,824             276,281       163,543
     Passenger Service 426,769             246,906       179,863
     Sales             140,211              68,767        71,444
     General/admin     184,084             129,231        54,853
     Depreciation       24,601              20,206         4,395
     Total           2,036,382           1,119,573       916,809



Total operating expenses in the third quarter totaled $2.04 million compared to $1.12 million in the third quarter of fiscal 1997. All expense categories experienced an increase primarily as a result of the expansion of the fleet from three Metro II aircraft and one Cessna 402C aircraft in the third quarter of 1997 to six Metro III aircraft in the same period in 1998, and the expanded EAS and Western MT services added in October 1997.

Flying operations expense showed the greatest increase of $442,711, or 117%. The primary reasons for this increase were twofold. First, aircraft lease expense, aircraft hull insurance and aircraft property taxes increased directly as a result of the expanded and upgraded fleet. Secondly, additional flight crews and fuel were required to support the expanded services in the EAS markets and new Western MT service.

Maintenance expense increased by $163,543, or 59%, over the third quarter 1997. The increase was attributable to a 62% increase in block hours flown during the quarter, 2,240 versus 1,382, and higher than normal non-scheduled engine repairs in the third quarter of 1998.

Passenger service expense increased by $179,863, or 72% in the third quarter of fiscal 1998 compared to the same period in 1997. The increase is primarily attributable to the increased services in the EAS markets, costs associated with the Western MT services initiated in October 1997, and an increase in air traffic insurance costs associated with the larger fleet of higher capacity aircraft.

                        BIG SKY TRANSPORTATION CO.
                  Management's Discussion and Analysis or
                             Plan of Operation



Analysis of Results for the three months-ended March 31, 1998 and 1997 (continued):


Sales expense increased by $71,444, or 103%, over the third quarter of 1997. This increase is attributed to higher travel agency commission expense and computer reservation services ("CRS fee") associated with the increased passengers, 99%, and passenger revenues, 136%.

General and administrative expense was $54,853, or 42%, greater than the third quarter of fiscal 1997. The primary reasons for the increase were increased salaries and wages associated with bonuses paid under the 1996 team incentive plan, costs associated with the transition period to a new President/CEO, and to a lesser extent, legal fees.

Depreciation expense was $4,395, or 21%, greater than the third quarter of fiscal 1997 due to Global Positioning Systems ("GPS") installed on the aircraft, and the purchase of a spare aircraft engine to support the fleet.




Analysis of Results for the nine months-ended March 31, 1998 and 1997:


                            OPERATING REVENUES

                         1998           1997      Difference
                    -----------------------------------------
     Passenger      $2,290,638     $1,188,589     $1,102,049
     Charter            17,431          5,900         11,531
     Cargo              95,515         72,628         22,887
     Public Service  3,148,916      2,311,197        837,719
     Other              51,637         52,999        (1,362)
     Total           5,604,137      3,631,313      1,972,824



Operating revenues in the nine months ended March 1998 were $5.60 million, an increase of $1.97 million, or 54% , over the comparable prior year period. Passenger revenues and public service revenues increased over the prior period by $1,102,049 (92%), and $837,719 (36%), respectively. The increases are the result of the new Western MT services and the enhanced EAS contract services that were both implemented in October 1997. Cargo revenues and charter revenues were greater than the prior year nine month period by $22,887 (31%), and $11,531 (195%), respectively.

                        BIG SKY TRANSPORTATION CO.
                  Management's Discussion and Analysis or
                             Plan of Operation



Analysis of Results for the nine months-ended March 31, 1998 and 1997
(continued):


                            OPERATING EXPENSES

                            1998           1997        Difference
                        ------------------------------------------
     Flying              $2,159,393     $1,167,141     $  992,252
     Maintenance          1,160,815        809,825        350,990
     Passenger Service    1,112,312        733,760        378,552
     Sales                  353,699        216,144        137,555
     General/admin          476,496        378,676         97,820
     Depreciation            67,429         61,056          6,373
     Total                5,330,144      3,366,602      1,963,542



Operating expenses for the nine months ended March 1998 were $5.33 million, an increase of $1.96 million, or 58%, over the comparable prior year period. Consistent with the quarterly results, the increases were realized across all expense categories during the period. The primary reasons for the increase in expense are attributed to the increased number of, and upgraded fleet of aircraft, and the additional services, passengers, and revenues commencing in October 1997. To a much lesser extent, the nine month period ended March 1998 also was impacted by the costs associated with the transition to the new fleet type, the return of the former fleet of Metro II aircraft to their lessors, and the start up of the Western MT routes.

Flying operations expense in the nine month period increased by $992,252, or 85%, over the nine months ended March 1997. A majority of the increase is attributed to increased aircraft lease expense ($521,080), aircraft hull insurance ($106,576), and property taxes ($44,819), all of which are related to the fleet changes. The remainder of the increase is in pilot wages and related expenses, and fuel expense, directly related to the increased flying associated with the EAS service enhancements and the new Western MT services.

Maintenance expense increased by $350,990, or 43%, over the comparable period ended March 1997. The increase in expenses resulted primarily from the larger fleet size, increased flying, and the cost associated with returning the former fleet of Metro II aircraft.

Passenger service expense increased by $378,552, or 51%, in the nine months ended March 1998 versus the same period in 1997. Increases in airport station and related costs associated with the additional EAS service and new Western MT service, as well as direct passenger related costs associated with the 57% increase in passengers carried in the period caused the change.

                         BIG SKY TRANSPORTATION CO.
                  Management's Discussion and Analysis or
                             Plan of Operation



Analysis of Results for the nine months-ended March 31, 1998 and 1997
(continued):


Sales expense during the period increased $137,555, or 63%, over 1997. The increase is directly attributed to travel agency commissions and CRS fees associated with the 92% increase in passenger revenues realized in the nine month period. The revenue increase was accomplished by the combination of a 57% increase in passengers and a 16% increase in yield.

General and administrative expense increased by $97,820, or 25%, in the 1998 nine month period compared to the 1997 period. The vast majority of this increase is attributable to legal fees, and salaries and related expenses.

Depreciation expense in the nine months ended March 1998 were $6,373, or 10%, greater than the comparable period ended March 1997. This attributable to the aforementioned GPS installations, and spare engine acquisition.

<page
                            Big Sky Transportation CO.
                      Management's Discussion and Analysis or
                                Plan of Operations


Liquidity and Capital Resources:


Net non-operating expense was $61,118 for the three months ended March 1998, compared to $42,241 for the March 1997 quarter. Pursuant to Chapter 11 Reorganization "Fresh Start" reporting, a $42,242 charge in lieu of tax was recorded in the March 1998 quarter compared to $30,201 in the March 1997 period.

The quarter ended March 1998 generated an operating income of $135,807, and net income of $74,689, compared to operating income of $106,096 and net income of $63,855 during the same period in 1997. For the nine months ended March 1998 operating income was $273,993 and net income was $235,134 as compared to $264,711 and $137,499 in the same period of fiscal year 1997.



A review of current liquidity and capital resources are as follows:


                           Working Capital        Current Ratio

Year-end June 30, 1997        $  892,616               1.9:1
Quarter-end March 31, 1998    $1,114,861               2.2:1



                         Long-Term Debt           Stockholder's
                    (excluding current portion)        Equity

Year-end June 30, 1997        $  529,144            $1,071,604
Quarter-end March 31, 1998    $  519,275            $1,422,994



Stockholder equity at March 31, 1998 increased 32.8% over the balance at the end of fiscal year 1997. The Company is in compliance with all provisions of its Chapter 11 Plan of Reorganization confirmed on July 16, 1991. In September, 1997, the Company made the sixth of eight annual scheduled payments to its unsecured creditors under the Plan of Reorganization.

                        BIG SKY TRANSPORTATION CO.
                  Management's Discussion and Analysis or
                             Plan of Operation



Liquidity and Capital Resources (continued):


Cash provided by operations in the nine months ended March 31, 1998 was $58,789. In general, the accounts receivable balance is increasing due to the larger number of passengers carried and revenues earned on non-EAS services. Accounts payable and air traffic liabilities are also increasing, but at slower rates. These conditions were expected as a result of the expanded services provided by the Company. Cash provided by investing activities was $11,435 during the period. Proceeds from the sale of a Cessna 402C aircraft and other related parts was nearly offset entirely by the purchase of a spare engine for the Metro III fleet and other rotable aircraft parts. Cash provided from financing activities was $8,758 in the nine month period. Cash used to pay down long-term debt, capital lease obligations,and to purchase treasury stock was offset by the proceeds from a 36 month note from First Interstate Bank and Trust Co. of Billings to finance the purchase of the spare engine.

The Company has established a line of credit through First Interstate Bank and Trust Co. of Billings. To date this line has not been utilized. The Company also received a $150,000 advance on subsidy from the DOT to supplement cash flow during start up of the enhanced EAS service. This advance is being reimbursed in equal monthly installments through subsidy offsets through November 30, 1998.

The Company's EAS contract expires November 30, 1998. The Company has held this contract through two year renewals since 1980. Preparations for contract renewal negotiations with the DOT are underway. Negotiations are expected to begin in the fourth quarter of fiscal 1998, and conclude in the first quarter of fiscal 1999. Loss of this contract would be material. Subsequent to March 31, 1998, the Company further expanded operations in Western MT by initiating service between Billings and Helena to Kalispell effective May 4. The Company continues to seek profitable expansion and other new business opportunities.

                       Part II.   Other Information

                        BIG SKY TRANSPORTATION CO.


Item 6.   Exhibits and reports on Form 8-K

          Exhibit No.              Exhibit Name

               18                  Letter re change in accounting
                                   principles

               27                  Financial Data Schedule
                                   (only for filings via EDGAR)


Reports on Form 8-K

     A report on form 8-K was filed on January 14, 1998 under item 5.

                        BIG SKY TRANSPORTATION CO.
                                 Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BIG SKY TRANSPORTATION CO.
     registrant



By: /s/ Kim B. Champney

Kim B. Champney
President & CEO




May 14, 1998