Form 10KSB
period 1998-06-30
BIG SKY TRANSPORTATION CO
filed 1998-09-28
CIK 313522

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-KSB

             (X)   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year-Ended June 30, 1998
                        Commission File Number 1-7991

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

1996 Series Common Stock, No Par Value                Pacific Exchange, Inc.
(Title of Class)                   (Name of Each Exchange on which Registered)

Securities registered pursuant to Section 12 (g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: (X)

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: (X)

State issuer's revenues for its most recent fiscal year: $7,911,590


State the aggregate market value of voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within the past 60 days: $1,917,070
(958,535 shares held by all shareholders excluding officers and directors identified in Item 11, below, @ $2.00 per share, based on latest sale September 17, 1998).

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange
Act after distribution of securities under a plan confirmed by a
court:  Yes  X    No

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 1996 Series
Common Stock   1,127,637  (June 30, 1998)

                               Index

                             Form 10KSB


PART I:        Item 1.  Description of Business

               Item 2.  Description of Property

               Item 3.  Legal Proceedings

               Item 4.  Submission of Matters to a Vote of Security Holders


PART II:       Item 5.  Market for Common Equity and Related
                        Stockholder Matters

               Item 6.  Management Discussion & Analysis or Plan of Operation

               Item 7.  Financial Statements

               Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


PART III:      Item 9.  Directors, Executive Officers, Promoters & Control
                        Persons, and Compliance with Section 16(a) of the Exchange Act

               Item 10. Executive Compensation

               Item 11. Security Ownership of Certain Beneficial
                        Owners & Management

               Item 12. Certain Relationships and Related Transactions


PART IV:       Item 13. Exhibits and Reports on Form 8-K



                                Financial Statements
               (edgar submission as exhibit type 99 at end of this filing)

Independent Auditors' Report

Balance Sheets as of June 30, 1998 and 1997

Statements of Earnings for the years-ended June 30, 1998 and 1997

Statements of Cash Flows for the years-ended June 30, 1998 and 1997

Statements of Stockholders' Equity for the years-ended June 30, 1998 and 1997

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

The Company was successful in a Chapter 11 Reorganization filed in March 1989. Its Plan was confirmed in July 1991 and the case closed in June 1992, and is in full compliance.


Routes & Services: The Company's present route system is designed around an air service hub in Billings, MT. Passengers and freight are transported within the Company's route system and in conjunction with other carriers. Services between the hub and seven communities in Central/Eastern Montana are performed under contract with the U.S. Department of Transportation's (DOT) Essential Air Service (EAS) program. The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service on the basis of its passenger traffic. Approximately fifty-eight percent of the Company's current revenues are derived from the EAS markets and their public subsidy. In addition, the Company provides non-subsidized service between Billings, MT and Helena, MT, Great Falls, MT, Kalispell, MT, Missoula, MT, and Spokane, WA. The Company operates daily scheduled flights, which provide well-timed interline and online connecting services, as well as convenient local market services. The Company markets its services under its own two-letter code, GQ, and its flights are displayed in all of the major computerized reservations systems (CRS) utilized by travel agents and airlines. Approximately sixty percent of the Company's passengers are ticketed through travel agencies.

The table below lists the cities served and date service was inaugurated:

     City/State                          Service Inaugurated
     Billings, Montana...                      Sep 1978
     Glasgow, Glendive, Havre,
         Lewistown, Miles City,
         Sidney, & Wolf Point, Montana...      Jul 1980
     Great Falls, Montana...                   May 1995
     Helena & Missoula, Montana...             Oct 1997
     Kalispell, Montana...                     May 1998
     Spokane, Washington...                    Jun 1998


Fleet Transition: Early in fiscal 1998 a business plan was developed to capitalize on opportunities to serve Helena and Missoula MT from Billings, after Horizon Air announced that it was terminating service in those markets. The plan centered on the return of three older model fifteen-passenger Metro II aircraft to their lessors, the sale of the last of the Company's owned nine-passenger Cessna 402 aircraft, and replacing them with six newer model nineteen-passenger Metro III aircraft. The transition to the Metro III fleet was completed during the first quarter, and the Metro II lease returns were accomplished in the second quarter. The fleet transition formed the foundation for the growth that occurred during the year.


Government Services: Since mid-1980, the Company has been a continuous contract-holder under the DOT's EAS Program, which was established under the Airline Deregulation Act of 1978 (the "Deregulation Act"). Under the Federal Airport and Airways Improvement Act of 1987, the government was obligated to maintain essential air services to designated communities, including those presently served by the Company, through 1998. In October 1996, the Rural Air Service Survival Act was approved by Congress, which extended the Program indefinitely and provided the first permanent funding source for EAS commencing October 1997. Total annual funding available under the new program is $50 million.
See further discussion in item 6.


FY 1998 Market Expansion: In October 1997, the Company began service to Helena and Missoula, MT with three daily round trips operating on a Billings-Helena-Missoula routing. The service began after Horizon Air terminated its services in those markets. In May 1998, the Company began service to Kalispell MT with two daily round trips from Billings, operated via Helena. At the same time two daily non-stop round trips were initiated between Billings and Missoula MT, replacing two daily one-stop round trips. In June 1998, the Company began service to Spokane, WA with two daily round trips operating on a Billings-Great Falls-Spokane routing. This service began after Horizon Air terminated service in those city pairs. All markets currently served by the Company do not have any competitive scheduled air service.


Development Plans: The Company's current EAS contract extends through November 30, 1998. On September 14, 1998 the DOT issued an order finding that the Company has been tentatively reselected to provide EAS service to the seven Montana communities for the two-year period beginning December 1, 1998 at an annual subsidy rate of $4.7 million. The order provides for a 20-day period for interested parties to show cause why the DOT's tentative order should not be made final. The order further provides that any carrier interested in filing a competing proposal should do so within the 20-day period set for objections. As of this date the Company is not aware of any objections or competing proposals having been filed with the DOT. The order also provides for a change in services whereby one daily Sidney MT-Billings round trip could be replaced with one Sidney-Bismarck, ND round trip, at the Company's discretion. Should the tentative selection order become final, the Company intends to begin the Bismarck service on December 1, 1998. It's near-term business plan, as well as its Plan of Reorganization include continued operation as an EAS contract carrier. However, the Company is pursuing a growth and diversification strategy, as demonstrated by the initiation of non-subsidized services to Helena, MT, Kalispell, MT, Missoula, MT, and Spokane, WA, over the past year. In October 1998, the Company intends to begin once daily round trip service on a Missoula-Kalispell-Spokane routing. The Company's revenues derived from non-subsidized services is currently 42%, compared to 26% for all of fiscal 1998, and 10% in fiscal 1997. The Company is also in the process of acquiring a seventh Metro III aircraft to provide the new service and to improve service patterns to Western MT. See further discussion in Item 6.


Fuel: The availability of adequate jet fuel has not been a constraining factor on the Company's past operations; however, it cannot be assured of adequate supply nor that current prices will prevail.


Employees: At June 30, 1997, the Company employed 103 total personnel, some of whom are part-time. The Company's pilots are represented by the United Transport Union, (UTU), which merged with the Big Sky Pilots' Association (BSPA). The transfer of certification to the UTU was ordered in a finding issued by the National Mediation Board on June 24, 1998. The Company's mechanics are represented by the International Association of Machinists & Aerospace Workers Union (IAM).


Insurance: The Company maintains insurance coverage customary in the airline industry, with policy limits that it believes to be adequate. Coverage includes public liability, passenger liability, aircraft equipment loss or damage, baggage and cargo liability and workers' compensation.


Competition: The Company provides service to seven communities in Eastern and Central MT under the EAS contract. The Company also serves four points in Western Montana and Spokane WA that generate significantly greater passenger traffic than the EAS markets. Most of the new services described above were initiated after the termination of service by Horizon Air in those markets. The principal competition in all of the Company's markets is surface transportation, primarily the automobile. The principal competition for freight and small package service are the national franchise services provided in the region by United Parcel Service, Federal Express and Airborne. U.S. Postal Service products in the region are primarily contracted to other private operators.


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


ITEM 2.  DESCRIPTION OF PROPERTY

Flight Equipment: At fiscal year-end, the Company had a scheduled fleet of six Fairchild Metroliner III (-11UA) turboprop aircraft. Five of the six aircraft incorporate a 16,000 pound gross take-off weight (HGW) modification and one aircraft has the standard 14,500 pound gross take-off weight. All of the aircraft were acquired through operating leases. The aircraft operated are appropriate for market demands on the Company's route system.


Aircraft Maintenance: The Company employs certified A&P (Airframe
& Power Plant) mechanics, who perform all routine maintenance and periodic inspections on its aircraft and engines. Major engine overhauls and avionics work are performed by the manufacturers or qualified outside contractors. The Company maintains its own hangar/office facility at the Billings airport and leases (see Note
8 to the financial statements) for hangar space at locations outside Billings for over-night aircraft on a seasonal, as needed, basis.

The Company holds an FAA-certified repair station certificate, allowing it to perform maintenance on Garrett TPE-331 series engines. This certificate also allows the Company to perform maintenance for outside customers; however, to date, work and revenues generated by outside customers have been minimal.


Airport & Terminal Facilities: The Company leases space and provides its own ground services and customer services at eight cities currently served. At Great Falls, it contracts ground services from Northwest Airlines. At Helena, Kalispell, Missoula and Spokane, it contracts ground services from Horizon Air.


General Offices: The Company's hangar and principal offices are located at 1601 Aviation Place, Billings Logan International
Airport. An adjacent modular building is used to accommodate certain administrative and training needs.


ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings currently outstanding in which the Company is involved.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year-ended June 30, 1998, there were no special meetings or votes of the stockholders. The Proxy Statement for the January 1998 Annual Meeting of Stockholders, filed on December 2, 1997 is incorporated by reference.


                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since August 1980, the Company's common stock has been listed on the Pacific Exchange, Inc. (PSE). The stock trading symbol is "BSA.P".

The following table, based on total monthly report statistics as received from the PSE, sets forth the range of high and low sales prices of the Company's common stock by quarter during fiscal years
1997 and 1998. Bid prices represent quotations between dealers and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Data for fiscal years 1997 and 1998 reflect effect of the 5:1 reverse stock split effective in August 1996:

       Fiscal Year 1997
        Quarter-Ended              High ($)               Low ($)
        09/30/96                  1.2500 Aug.                -
        12/31/96                  1.3125 Dec.            1.0625 Oct.
        03/31/97                  1.1250 Feb/Mar.        1.1250 Feb/Mar.
        06/30/97                  1.1562 Apr/May/Jun.    1.1259 Apr/May


       Fiscal Year 1998
        Quarter-Ended              High ($)               Low ($)
        09/30/97                  1.1562 Aug.            1.1250 Aug/Sep.
        12/31/97                  1.1875 Dec.            1.1250 Oct/Nov.
        03/31/98                  1.5000 Mar.            1.2500 Feb.
        06/30/98                  2.1875 Jun.            1.6250 Apr.

 Low for 9/30/96 quarter was $.2500 (pre-recapitalization).

According to records maintained by the Company's transfer agent, Continental Stock Transfer & Trust Co., the Company had 1,117 holders-of-record of its 1996 Series Common Stock as of June 30, 1998. The Company's Chapter 11 Plan of Reorganization places a restriction on payment of dividends. No dividends were issued in either FY 1997 or FY 1998. Payment of cash dividends on the Company's common stock is not anticipated in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During the first quarter of fiscal year 1998, ended September 30,1997, the Company operations consisted of services to its EAS markets under a contract that was negotiated at reduced service levels that were ordered by the DOT in November 1995, and non-subsidized service between Billings and Great Falls. Operations were conducted with three 15-passenger Metro II aircraft. The Company sold the last of its owned Cessna 402 aircraft in July 1997.

Due to the funding changes to the EAS program provided for in the Rural Air Services Survival Act, the Company renegotiated the terms of its EAS contract effective October 1, 1997. The new contract restored service levels to those provided prior to November 1995, and provided for an upgrade of equipment to the later model
19-passenger Metro III aircraft. On October 11, 1997 the Company initiated non-subsidized service between Billings and Helena and Missoula, after the termination of service in those markets by Horizon Air. Further expansion into Western MT occurred in May 1998 with the addition of service to Kalispell twice daily via Helena.
There was no direct air service between Billings and Kalispell prior to this service. At the same time, two of the Billings-Missoula one-stop trips were upgraded to non-stop service.
The Billings-Missoula market is the largest local passenger market in Montana. On June 14, 1998 the Company initiated twice daily service between Billings and Spokane WA via Great Falls, following the termination of service in those markets by Horizon Air. The
Kalispell and Spokane services were added to the route system without any additional aircraft, which increased the fleet utilization substantially. Passenger traffic and revenues in all of the new markets meet or exceed the levels that were forecast. The financial impact of the Kalispell and Spokane services in fiscal year 1998 is minimal however due to the start up occurring late in the year.

The Company is in the process of negotiating the purchase of its seventh Metro III aircraft. The aircraft is undergoing modification to the 16,000 pound gross take-off weight. The Company is also in the process of negotiating a loan for 100% of the purchase price of the aircraft. This aircraft will be used to provide early morning service on a Kalispell-Great Falls- Billings routing and to initiate once daily round-trip service on a Missoula-Kalispell-Spokane routing. The aircraft will also be available as an operational spare during key times of the day.

The Company has established a line of credit for $600,000 through First Interstate Bank of Billings. As of this date the Company has not made any draws against the line of credit. The Company secured a $150,000 advance on subsidy payments to supplement cash flow during start-up of enhanced EAS services. As of this date $125,000 of the advance has been repaid.

The following table sets forth certain statistics relating to the operations of the Company during the recent two years:
                                                  Year-Ended 6/30
                                               1998           1997
   Passengers                                  43,145         25,075
   Revenue Passenger Miles--RPMs (000)          9,163          4,934
   Available Seat Miles--ASMs (000)            29,637         15,107
   ASMs including Charter (000)                29,651         15,119
   Average Passenger Load Factor (%)             30.9           32.6
   Aircraft Miles (000)                         1,620          1,030
   Average Yield per Passenger Mile (cents)     37.02          31.83
   Operating Cost Per ASM (cents)               26.11          32.24
   Freight Pounds                             181,592         81,054
   Operating Breakeven,including Subsidy (%)     30.2           30.0

   Fleet:
    Metro III                                     6              0
    Metro II                                      0              3
    Cessna 402C                                   0              1
    Total                                         6              4

   Cities Served                                 13              9



1998 Compared to 1997: Fiscal year 1998 was a year of transition for the Company, which had an impact on its financial performance. Operating income was $173,866 compared to $387,150 in fiscal 1997. Three major non-recurring events were the primary reason for the decline in operating results. First, the cost of transitioning the fleet from Metro II to Metro III aircraft increased operating expense by approximately $120,000. This additional cost related to the lease returns of the Metro II aircraft to their lessors, and flight crew differences training. Second, start up expenses associated with the expansion of services in Western Montana and Spokane throughout the year increased expense by approximately $110,000. The start-up expense was primarily related to the hiring and training of additional flight crews. The Company believes that these investments were crucial to establishing a sound operating base for the growth that occurred late in the fiscal year, and is planned for in the near term. The third item related to awards made to three members of a business development management team under the Team Incentive Compensation Plan approved by the stockholders in July 1996. An expense of $106,875 was paid and recorded during the year in recognition of the attainment of specific performance targets. The targets were met as a result of the expansion into Western Montana in October 1997. Net Income for fiscal year 1998 was $182,864, or $.17 per share, compared to $197,548, or $.19 per share in fiscal 1997.

Operating Revenues $:

                               Year-Ended               Increase (Decrease)
                          6/30/98      6/30/97           Dollars   Percent
Passenger               3,393,039    1,580,581         1,812,458     114.7
Cargo                     130,617      100,057            30,560      30.5
Public Svc.             4,324,091    3,122,861         1,201,230      38.5
Other                      63,843       67,336           (3,493)      (5.2)

Total                   7,911,590    4,870,835         3,040,755      62.4

The increase in passenger and cargo revenue is primarily related to the expansion into Helena and Missoula in October 1997. To a much lesser extent, increases in passengers related to the enhanced EAS services and the late-in-the-year addition of service to Kalispell and Spokane also contributed to the increase. The increase in public service revenue is attributable to the enhanced EAS contract that became effective on October 1, 1997.


Operating Expenses $:

                              Year-Ended                Increase(Decrease)
                          6/30/98      6/30/97            Dollars  Percent
Flying Operations       3,157,151    1,579,716          1,577,435     99.9
Maintenance             1,610,696    1,073,832            536,864     50.0
Traffic                 2,027,439    1,239,305            788,134     63.5
Marketing                  85,412       32,400             53,012    163.6
General & Administrative  857,026      558,432            298,594     53.4

Total                   7,737,724    4,483,685          3,254,039     72.6


The increase in flying operations expense is attributed to the increased ownership related costs associated with the new and expanded fleet of Metro III aircraft, increases in flight crews and fuel expense associated with the expanded services, and the start-up and fleet transition costs mentioned above. The ownership costs, which include lease expense, insurance, and property tax represent the majority of the increase.

Maintenance cost increases resulted from the expanded operations and fleet, and to a much lesser extent, the costs related to meeting the return provisions of the Metro II fleet alluded to above. The expanded services produced a 57% increase in aircraft miles flown.

Traffic expense increases were directly attributable to the 72% increase in passenger boardings, and the new services initiated in Western MT. The major elements that contributed to the increase were liability insurance, traffic commissions, ground handling, security, and landing fees in the new markets, and reservations.

The increase in marketing expense is fully attributable to advertising expenses related to the new Western MT services and the enhanced EAS service.

General and administrative expenses increased due to salaries and wages expense and legal, professional and related expense. Salaries and wages were impacted by the Team Incentive payment alluded to above, a contract termination payment made to a former officer, temporary duplication of executive wages during the transition period to a new President & CEO, and additional accounting staff related to expansion. Legal and professional fees and related costs increased due to aircraft lease and lease returns associated with the fleet transition, mediated settlement costs associated with the Company's release from a claim related to an employee, and a general increase in Company business matters.

Interest expense increased by 2.7% due to a new 3-year loan obtained to finance the purchase of a spare aircraft engine.
Interest income declined by 3.3%. The year ended with a net profit of $182,864. Fiscal year 1998 results include $115,000 of charges in lieu of tax. These charges are from "Fresh Start" accounting adopted in October 1991. The notes to financial statements section located after this Form 10-KSB provides further detail of "Fresh Start" reporting.


Liquidity and Capital Resources: A review of current liquidity for the last two fiscal years is presented in the following chart:


                               Working Capital         Current Ratio
   Year-Ended June 30, 1997         892,616                  1.9:1

   Year-Ended June 30, 1998       1,063,523                  1.8:1


A review of the capital resources for the last two fiscal years is presented below:

                                  Long Term Debt
                                  (excluding               Stockholders'
                                  current portion)           Equity
  Year-Ended June 30, 1997          539,144                 1,071,604
  Year-Ended June 30, 1998          486,488                 1,457,880

The Company's balance sheet reflects cash and cash equivalents of $512,670 at June 30, 1998. Total current assets, including cash, were $2,475,655 compared to total current liabilities of $1,412,132, resulting in working capital of $1,063,523 and current ratioof 1.8:1.

Cash provided by operating activities for the fiscal year ended June 30, 1998 was $68,949, compared to $352,476 at fiscal year-end 1996. The decrease is attributed to the reduction in operating income, and receivables growing at a faster rate than payables due to the increase in revenues derived from non-subsidized services. Cash used by investing activities for the fiscal 1998 was $100,553, due to the acquisition of a spare engine and rotable spare parts required to support the expanded fleet. Cash used by financing activities for the fiscal 1997 was $432. Payments on long-term debt and capital lease obligations were offset by the loan proceeds obtained to acquire the spare engine. Proceeds received from stock options exercised during the period, were nearly offset by proceeds used to purchase treasury stock on the open market.

Operating leases include station office facilities, land, and six
Metroliner III aircraft. Non-cancelable operating lease commitments in excess of one year totaled $5,404,993 at June 30,1998.

Stockholders' equity was $1,457,880 at June 30, 1998, compared to $1,071,604 at June 30, 1997. The increase in equity from June 30,
1997 to June 30, 1998 is the result of profitable operations, including the tax benefit from pre-Fresh Start deferred tax assets, and stock bonuses issued as part of the Team Incentive Plan. Total long-term debt (including current installments) at June 30, 1998 was $674,488 (including capital lease obligations) compared to $683,457 at June 30, 1997. At June 30, 1998, the long-term financial commitments of the Company were: 1) debt of $147,001 with the FAA (Federal Aviation Administration) for the pre-reorganization purchase of a Metroliner II aircraft; 2) debt of $48,485 to the unsecured creditors electing the cash option; 3) bank debt of $68,278 for pre-reorganization working capital/engine overhaul loans;
4) bank debt of $135,344 used for the purchase of a Metro III spare engine; and 5 ) capital lease obligation of $267,216 for a general office/maintenance hangar facility.

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

In late October 1995, the House/Senate Conference Committee limited funding of the Essential Air program. The DOT required reductions program-wide, subject to certain recommendations including that all points continue to be served despite the overall 30% reduction in funding. Big Sky reduced the frequency of service to the EAS points from 12 to 10 roundtrip flights per week. Then in October 1996, the FAA Re-authorization Bill was approved, including a provision of permanent fund of EAS starting in October 1998. Total funding available under the new program is $50 million annually, which provided the opportunity to restore the lost services, effective October 1997. Big Sky is currently providing essential air service under a DOT contract pursuant to Order 98-8-14, at an annual rate of $4.8 million for the period October 1997 through November 1998. Big Sky has recently been tentatively selected to provide the EAS service for another two-year period commencing
December 1, 1998, at an annual rate of $4.7 million.   The final
selection is currently pending a mandatory 20-day public comment period. Big Sky has held the Montana EAS contract continuously since mid-1980, has excellent performance and safety records and enjoys strong community and state support.

Big Sky's services are marketed via its own two-letter code, both online and interline as a part of multi-carrier travel. The majority of commuter and regional air carriers operate under code-sharing affiliations with one or more major air carriers. Given the high percentage of local traffic carried in its route system and lack of competitive air service in the markets currently served, the Company believes that the absence of such an agreement is not of major significance. The principal competition to the services provided is the automobile.

The Company is based at a maintenance hangar/general office facility located at Billings Logan International Airport. The Company is leasing this facility and land from a member of the Board of Directors. The hangar is treated as a capital lease. In addition, the Company leases a modular office from a third party. The loan interest rate on the capital lease is 8.5 percent with principal due on a 20-year amortization with a five year balloon payment. It is the intent of the building owner and Big Sky to refinance the debt after five years, hopefully on similar terms. The Company has purchase options at 5, 10, 15 and 20 years and a right of first refusal upon approval by the owner of sale of his interests to a third party.


Year 2000 Disclosure: The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. The Company's entire internal computerized systems are in the process of being replaced. All of the new hardware was acquired and installed in the last sixty days. New, year 2000 compliant, accounting software has been installed and is in the implementation phase. The Company has acquired, under a 99-year license, comprehensive airline management system software that is year 2000 compliant. That software is installed and is in the implementation phase. All systems are run in a network environment that is year 2000 compliant. It is anticipated that all of the new systems will be fully operational no later than December 31, 1998. The total cost for the entire conversion, including training, is estimated to be $150,000. The Company also relies on the computer systems of certain key vendors in its daily operations. The Company contracts with a major computerized reservation system (CRS) company to accept passenger reservations from travel agencies and other airlines. That vendor has provided assurance that it is or will be year 2000 compliant in those areas that the Company relies on. As a contingency, the Company's newly acquired airline management system contains a fully functional passenger reservation system that is installed on the network. The current intent is to use part of the features of that system for internal purposes only, however, the system can be used to replace the contract CRS vendor if necessary. The Company relies on the various computer systems used by the FAA and other commonly used industry vendors in order to conduct its daily flight operations. The Company continues to monitor the state of preparedness of these suppliers, which is a frequent subject in industry publications and the industry trade association the Company belongs to. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.


ITEM 7.  FINANCIAL STATEMENTS

The Company's complete audited financial statements for fiscal 1998 are appended to this report.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

At its February 1997 regular meeting, the Board of Directors adopted the recommendation of the Audit Committee to appoint Charles Bailly & Company, P.L.L.P. (Charles Bailly) as the Company's certifying accountants for the period-ended June 30, 1997. Charles Bailly is a reputable public accounting firm, which is fully capable of meeting the Company's requirements.

Disclosure of the change in auditors was timely filed on Form 8K and fully discussed in the Proxy Statement preceding the April 16, 1997 Annual Meeting of Stockholders. At the Annual Meeting, the selection of Charles Bailly was ratified.

Charles Bailly replaced KPMG Peat Marwick, LLP (Peat Marwick), which had served as the Company's auditors since 1980. The dismissal of Peat Marwick was not the result of any disagreement between the Registrant and Peat Marwick or dissatisfaction with that firm's services.

On May 1, 1998 Charles Bailly merged with Eide Helmeke PLLP, to form Eide Bailly LLP. This change has not had any effect on the Company.

No disagreements exist between the Company and Charles Bailly &
Company with regard to financial disclosures for the current reporting period.


                                PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

The directors and executive officers are listed below, along with the following information: Name, Executive Offices Held With Big
Sky Transportation Co., Principal Occupation, Previous Employment, Outside Directorships, Education & Stock Owned (including exercisable options): (a), (b)

Jon Marchi, director & executive officer:
         BigSky--Chairman of the Board & Treasurer, April 1996 to-date; Secretary 1991-1995; Outside Director since 1979;
         Principal Business--Owner & President, Marchi Angus Ranches, Polson, MT, 1985 to-date; Director & Chairman, Glacier Venture Fund, The Montana Small Business Investment Capital Company; Director & Chairman, Development Corporation of Montana; Director & President, Montana Private Capital Network; Director,
     Montana Community Finance Corporation; Director, Montana Small Business Connections;
         Previous Employment--D.A. Davidson & Co., Great Falls, MT (regional investment company & securities dealer), 1972-1985;
         Other--Director, College of Business Advisory Board, Montana State University-Billings; Director, Montana Small Business Administration Advisory Council; Director, Montana Ambassadors;
         Education--B.S. Business & M.S. Finance, University of Montana; Age--52; Stock-61,084 (c), % Class-5.2% (i).

Jack K. Daniels, director & executive officer:
         BigSky--Vice-Chairman of the Board & Assistant Secretary,
     April 1995 to-February 1998; Outside Director since 1990;
     Interim CEO August 1997 to January 1998.
         Principal Business--Owner/President, SerVair Accessories, Inc. (fixe base aviation operator), Williston, ND, 1950 -1994 (retired);
         Other--Former Chairman, North Dakota Aeronautics Commission (retired); Former Treasurer, National Committee of Cities & States for Airline Service--NCCSAS (retired);
     Age--73; Stock--22,620 (d), % Class--1.9% (i).

Alan D. Nicholson, director:
         BigSky--Outside Director since 1994;
         Principal Business--Owner/President, Nicholson, Inc.
     (commercial real  estate development), Helena, MT;
         Other--Member, Helena Area Chamber of Commerce; Member,
     Montana State University Foundation Board; Member, President's Council, Carroll College (Helena, MT), President, Montana Ambassadors;
         Education--B.S. Mathematics & Physics, Montana State
     University; M.A. Mathematics, Northwestern University;
     Age--58; Stock-22,620 (e), % Class--1.9% (i).

Stephen D. Huntington, director & executive officer:
         BigSky-Assistant Secretary February 1998 to date; Secretary 1996 - February 1998; Outside Director since 1994;
         Principal Business--Principal, Northern Rockies Venture Fund, Butte, MT, 1990 to-date; Manager, Corporate Development & Finance, MSE, Inc., Butte, MT;
         Other--Director, MSE-HKM, Inc., Director, MSE Technology Applications, Inc., Director, Safe Shop Tools, Inc., 1997;
         Previous Employment--State of Montana, 1982-1990. Education--B.A. Political Science and Graduate Studies, Law &
     Public Administration, University of Montana;
     Age--42; Stock--9,267 (f); % Class 0.8% (i).

Craig Denney, director & executive officer:
         BigSky--Executive Vice President, Division Manager & COO,
     December 1995  to-date; Secretary and Assistant Treasurer,
     February 1998 to date; Vice President/Operations & COO, 1989-1995;
     Vice President/ Ground Services, Director/Ground Services, Director/Customer Service & Station Manager, various periods 1978-1989. Director since 1995;
         Previous Employment--Transportation Agent, Northwest Airlines, Inc., Great Falls & Butte, MT, 1974-1978;
         Other--Member &  Former Chairman, Air Carrier Advisory
     Committee, Billings Logan    International Airport; Member,
     Aviation Council, Department of Aviation, Rocky Mountain College;
         Education--A.A. Aviation Administration, Anoka Ramsey J. C.,
     Coon  Rapids, MN;
     Age--45;  Stock-43,568 (g), % Class 3.7% (i).

Kim B. Champney, director & executive officer:
         Big Sky--President & CEO, January 1998 to date; Interim CFO, March 1998 to date; Director, February 1998 to date
         Previous Employment-Vice President Business Development,
     Merlin Express, San Antonio TX, 1993-1997, Director Airline Planning, DHL Airways, Cincinnati OH, 1990-1993; Director Financial Analysis, Braniff Inc,, Orlando FL, 1989-1990; Director Corporate Planning, Piedmont Airlines, Winston-Salem NC, 1986-1989; Treasurer, 1985-1986, Controller 1981-1985, Empire Airlines Inc., Utica/Rome NY Manager General Accounting, The Black Clawson Co., Fulton NY, 1976-1981.
         Education--B.S. Accounting, Rochester Institute of Technology, Rochester NY,
     Age--44; Stock--0, % Class-0.0% (i).

Terry Marshall, officer
         Big Sky- Consultant, January 1998-June 1998; President, July 1997-December 1997; President & CEO, 1980-June 1997;
     Vice President/Planning, 1979-1980; Director/Market Planning, 1979; Director, 1980-June 1997
         Previous Employment-Hughes AirCorp dba Hughes Airwest, San Francisco, CA 1972-1978; TAP, Inc. Economic & Aviation Consultants, Bozeman MT, 1970-1972; Ford Motor Company, Industrial Division, Birmingham, MI, 1969-1970
         Education-BS Economics & Business, Montana State University;
     MS Economics, Oregon State University
     Age-53; Stock-60,910(h), % Class 5.2%(i)

(a) The above-listed directors were duly elected at the 1998 Annual Meeting of Stockholders. The Corporation's present executive officers and Board leadership were elected in February 1998.
Except as indicated above, each director has held the outside positions shown above, or other executive positions with the same business for the past five years.
(b) Shares shown reflect outstanding shares of 1996 Series Common Stock beneficially owned, both directly and indirectly, as of June 30, 1998, as well as options exercisable within 60 days thereof, and any options known to be exercised as of the report date. Beneficial ownership shown represents sole voting and investment power. 1997-98 service-related stock option awards are included for outside directors, whether exercised or not. Note that options exercisable may or may not be exercised.
(c) 59,084 shares owned. Options exercisable at 6/30/98 on 2,000 shares. (2,000 share option exercised 7/98)
(d) 20,620 shares owned. Options exercisable at 6/30/98 on 2,000 shares.
(e) 14,620 shares owned. Options exercisable at 6/30/98on 8,000 shares.
(f) 3,600 shares owned. Options exercisable at 6/30/98 on 5,667 shares.
(g) 20,118 shares owned. Options exercisable at 6/30/98 on 23,450 shares. (1,000 share option exercised 9/98)
(h) 31,160 shares owned. Options exercisable at 6/30/98 on 29,750 shares. (6,000 share option exercised 9/98)
(i) Includes shares owned and eligible options, as a percent of total outstanding shares and eligible options, shown to nearest tenth.

The Corporation is continuing its search for qualified directors.
The Board may appoint one or more additional directors prior to the next meeting of Stockholders.


ITEM 10.  EXECUTIVE COMPENSATION

Executive Compensation: Below is set forth compensation information for the President/CEO (Mr. Champney) in fiscal 1998, the sole "named executive" of the Corporation, for which such reporting is required. Also set forth is compensation information for the President/CEO (Mr. Marshall) in Fiscal Year 1997. During Fiscal Year 1998 Mr. Marshall was President of the Company until January 1998:

                                          Long-Term            Other
                Annual Compensation $     Compensation-        Compensation--
Champney       Salary (1)   Bonus (2)     Stock Options # (3)  Non-Cash $ (4)
Fiscal Year
 1998           38,230         0               0                  0
 1997             0            0               0                  0

Marshall
Fiscal Year
1998           110,052      10,000           20,000             30,850
1997            74,196         0               0                 7,200


(1)  Base compensation.
(2)  Team Incentive Plan cash bonus payment.
(3)  Stock options shown are post-recapitalization.
(4) Includes payment for insurance programs at $600 per month, and in 1998 includes stock bonus received under the 1996 Team Incentive Plan.


Board Compensation: At June 30, 1998, the Corporation had six directors--four "outside" (non-employee) directors and two "inside" (employee) directors. The Corporation is authorized to pay each of its outside directors base compensation of $1,000 per year, plus $300 for each regularly scheduled in-person Board meeting attended and $150 for each tele-conference meeting attended. Additionally, outside directors receive $75 per hour, up to a maximum of $300 per day, for work on special projects. Board members are reimbursed for out-of-pocket expenses required in the performance of their duties and to attend Board meetings and committee meetings. The Chairman also is paid fixed compensation of $500 per month. The Vice Chairman was paid a fixed compensation of $500 per month during his tenure as interim CEO in 1998. Payments for outside directors' services during fiscal 1997 were $55,654, as follows:

                      Item                        Payments $
         Mtgs., Conf. & Special Projects (1)          41,813
         Expense Reimbursement (2)                    13,841
              Total (3)                               55,654

(1) Annual base compensation, individual meeting compensation and monthly base compensation (applicable for Chairman and Vice
Chairman during his tenure as interim CEO).
(2)  Includes travel and per diem.
(3) Individual totals as follows: Marchi--$20,425, Nicholson--$3,850, Huntington-- $6,138 and Daniels--$11,400.
Expenses shown are exclusive of legal, professional & other fees related to board matters.

The Corporation has an Outside Directors Stock Option Plan, granting outside directors the option to purchase 2,000 shares of stock annually at the conclusion of each year's service, at the market price on that date. The option term is five years. Under this Plan, prior to 1997, options had been granted to purchase
10,000 shares at $.9375 per share. Options to purchase an additional 8,000 shares were granted under this Plan in February
1997 at $1.125 per share. Options to purchase an additional 8,000 shares were granted under the Plan in February 1998 at $1.3875 per share. (Note: above share price and share amounts are post-recapitalization)


Executive Employment Contracts: During FY 1998 the Company had executive employment agreements with Mr. Marshall who served as President through December 31, 1997, and Mr. Champney who was employed as President/CEO on January 21, 1998. Under the terms of Mr. Marshall's Agreement he was paid a base salary of $6,183 per month plus insurance benefits of $600 per month. In addition Mr. Marshall was entitled to certain incentive bonuses under the Company's Team Incentive Plan. Mr. Marshall received cash and stock bonuses and stock options under this Plan, as described above. Mr. Marshall's agreement provided for 4.5 months of severance pay upon termination of his employment. Mr. Marshall's employment with the Company was concluded on June 30, 1998 and he received severance pay plus certain accrued benefits totaling $47,063 in accordance with his Employment Agreement. Mr. Champney's Employment Agreement provides for a base salary of $7,500 per month for the first 90 days and $7,917 per month thereafter. In addition Mr. Champney is entitled to certain incentive stock options and cash bonuses under a schedule based upon performance and objectives, as awarded by the Board of Directors. Mr. Champney's agreement expires on June 30, 2002. The agreement provides for severance pay to be awarded based upon the event leading to termination. Severance pay ranges from no severance pay in the event of termination for misconduct to twelve months compensation if the Agreement is terminated because of a sale of the Company's business or assets.

In January 1996, the Board implemented the Team Incentive Plan placing emphasis on achievement of new business development objectives, specifically tied to the increase in system revenues. The Plan was described in the proxy statement for the April 1996 Annual Meeting and was ratified by the stockholders. The Program award "pool" includes incentives for principal management in the form of cash, stock and stock options. The maximum award to all participants, assuming full achievement of goals, is capped at $30,000 in cash, 60,000 in post-recapitalization stock shares and 60,000 in post-recapitalization stock options. Based upon the results measured in December 1997 as set forth in the plan, the "Team" was awarded and paid the maximum pool available.


Compensation & Management Development: During FY 1998, the Board's Committee on Compensation and Management Development was comprised of Messrs. Marchi and Huntington. The Committee is responsible to provide an annual review of the President/CEO, recommend compensation and incentive changes with regard to the President/CEO and generally to offer guidance to the Board with regard to senior management organization, performance incentives and development.

Officer and Director Stock Options. The table below summarizes options to purchase shares, which have been issued to existing board members and executive officers under its stock option plans and were outstanding and exercisable, but not exercised as of September 1998 (post-recapitalization basis):
                                        Stock Options
     Officer/Director        Grant      Outstanding--         Option
     & Option Plan           Date       Shares #              Price $
     Craig Denney:
          1986 QSOP          1/95          1,200                .9375
          1996 Team Inc.     3/98         20,000              1.09375
     Alan D. Nicholson:
          1995 DSOP          6/95          2,000                .6250
          1995 DSOP          2/96          2,000                .9375
          1995 DSOP          2/97          2,000               1.2500
          1995 DSOP          2/98          2,000               1.3875
     Stephen D. Huntington:
          1995 DSOP          6/95          1,667                .6250
          1995 DSOP          2/96          2,000                .9375
          1995 DSOP          2/97          2,000               1.2500
          1995 DSOP          2/98          2,000               1.3875
     Jack K. Daniels:
          1995 DSOP          2/98          2,000               1.3875
     Terry Marshall:
          1986 QSOP          1/95          3,750                .9375
          1996 Team Inc.     3/98         20,000              1.09375

Notes: No other uncontingent options are outstanding to officers and directors. In 1995 and 1996, the Board reserved additional stock options solely for new business development incentive purposes for principal management contingent on the attainment of specific objectives and/or further Board approvals, (1) Team Incentive Plan--60,000 shares @ $1.09375; earned and issued in 1998 and (2) 1995 Special Stock Option Plan--6,000 shares @ $.6250, earned and issued in 1998 & 4,000 shares @ $.7500, not awarded. (shares and prices are post-recapitalization)
Current market bid/asked prices are $2.00/$2.00 per share.
QSOP = Qualified Stock Option Plan, DSOP = Director Stock Option Plan, Team Inc = Team Incentive Plan


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS & MANAGEMENT

The following table provides information, as of June 30, 1998, with respect to each person known to the Company to own beneficially more than five percent (5%) of the outstanding Common Stock and the number of shares owned by all officers and directors of the Company as a group:


Beneficial Owner                              Shares #          % Class
Derby West Corp., LLC, Sheridan, WY (a)       347,520             29.5
H. V. Holeman, Las Vegas, NV (b)              108,780              9.2
Jon Marchi                                     61,084              5.2
Terry Marshall                                 60,910              5.2
All  Other Officers & Directors (c)            98,075              8.3

(a) In February 1988 (pre-recap.), the Corporation sold 500,000 shares of 10% convertible preferred stock for $1.00 per share to Derby West Corporation, a Delaware corporation, having Peter M. Kennedy as its only stockholder. Prior to reorganization, an additional 43,348 shares of preferred stock were issued to Derby West in lieu of required quarterly cash dividends. Pursuant to the preferred stock agreement, each share of preferred stock was convertible into three shares of. Upon Plan confirmation, all preferred stock held by Derby West was converted to at the ratio of one share preferred stock for three shares of common stock. As a result, Derby West received 1,662,645 (pre-recap) shares of common stock in exchange for its preferred stock. Following this conversion, no shares of the Corporation's preferred stock were outstanding. During the 1996 Recapitalization (5:1 reverse stock split), Derby West's holdings were converted to 326,978 shares of 1996 Series Common Stock.
(b) H. V. Holeman is a retired director of the Corporation. Prior to dissolution of Great Plains Transportation Company in January of 1995 (pre-recap), Mr. Holeman owned 51% of the stock of that company and was a director of that company.
(c) Represents 1996 Series Common Stock owned by all officers and directors as a group that were not beneficial holders of more than 5% of the shares outstanding, plus options exercisable within 60 days. At the end of fiscal 1998, there were five individuals in this group.
(d) Percent stock owned and options are of total 1996 Series Common Stock outstanding, plus options exercisable within 60 days.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In March 1994, the Company leased land and a hangar and office facility from Jon Marchi, a director, officer and shareholder. The Company believes that the terms of the leases were at least as favorable as those that could have been obtained from independent third parties. The lease extends for 20 years and contains a six year option to extend and provides the Company four separate purchase options. Total payments under these leases, for the years-ended June 30, 1998 and 1997 were $42,000 and $42,331, respectively.



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

10:
(a) DOT Show Cause Order 98-9-12, Issued September 14, 1998, providing for tentative carrier selection of essential air service at the seven Montana points to the hub at Billings and one daily trip between Sidney and Bismarck from December 1, 1998 through November 30, 2000 at an annual subsidy rate of $4,697,222.

(b) DOT order 97-6-13 authorizes essential air service to the seven Montana points through September 1998 at an annual rate of $3,247,000 for the period December 1996 through September 1997 and $3,085,000 for the period October 1997 through November 1998. Order 97-8-14 amended Order 97-6-13, authorizing an increase to 12 roundtrip flights weekly per city, operated with newer Metro III aircraft during the period October 1997 through November 1998 at the rate $4,793,361 (filed as Exhibit 10(a) September 25,1997 and incorporated herein by reference)

13(b): Reports on Form 8-K

On June 27, 1997, a report on Form 8-K was filed (item #5), advising that Mr. Marshall had resigned from the Board for personal reasons. He also asked to step down as President & CEO prior to June 30, 1998, and sooner if possible. Mr. Marshall continued as President through December 31, 1997. Mr. Daniels served as interim CEO, until January 21,1998

On January 14, 1998, a report on form 8-K was filed (item #5), advising the appointment of Kim B. Champney as the Company's
President & CEO.

Signatures:

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.




BIG SKY TRANSPORTATION CO
     dba BIG SKY AIRLINES


/s/ Kim B. Champney
Kim B. Champney
Director, President & CEO                    September 25, 1998
Interim CFO


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:

/s/ Jon Marchi
Jon Marchi
Director, Chairman
& Treasurer                                 September 25, 1998

/s/ Craig Denney
Craig Denney
Director, Executive VP,
& C.O.O, Secretary,
Assistant Treasurer
(Chief Operating Officer)                   September 25, 1998

/s/ Stephen D. Huntington
Stephen D. Huntington
Director & Assistant Secretary              September 25, 1998

/s/ Alan D. Nicholson
Alan D. Nicholson
Director                                    September 25, 1998

/s/ Jack K. Daniels
Jack K. Daniels
Director, Vice Chairman                     September 25, 1998