Form 10QSB
period 1998-09-30
BIG SKY TRANSPORTATION CO
filed 1998-11-16
CIK 313522

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON DC  20549


                           FORM 10-QSB


     [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        for the quarterly period ended September 30, 1998


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


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     CLASS:    1996 Series Common Stock, no par value


     SHARES OUTSTANDING: at November 10, 1998:  1,187,908

                   BIG SKY TRANSPORTATION CO.
                           FORM 10-QSB



             For the Period-Ended September 30, 1998






                            CONTENTS


Part I    Financial Information


Item 1.   Financial Statements (condensed format):

     Balance Sheets
          September 30, 1998 (unaudited)and
          June 30, 1998 (audited)

     Income Statements
          Three months-ended September 30, 1998 and
          1997 (unaudited)

     Cash flow Statements
          Three months-ended September 30, 1998
          and 1997 (unaudited)



Item 2.   Management's Discussion and Analysis or
          Plan of Operation




Part II   Other Information


Item 6.   Exhibits and reports on Form 8-K

             Part I.  Financial Information, Item 1.
             Financial statements (condensed format)

                   BIG SKY TRANSPORTATION CO.
                         Balance Sheets

                                   September 30,       June 30,
                                       1998              1998
                                   (unaudited)         (audited)
ASSETS
Current Assets:
     Cash                     $    515,618        $      512,670
     Restricted cash               151,597               151,500
     Accounts receivable, net    1,176,392             1,398,470
     Expendable parts/supplies     392,317               329,262
     Inventory held for sale        30,000                30,000
     Prepaid expenses               94,521                53,753
     Total current assets        2,360,445             2,475,655

Property & Equipment:
     Flight equipment              712,737               680,491
     Capital lease facility        456,185               456,185
     Other property & equipment    298,237               202,086
                                 1,467,159             1,338,762
Accumulated depreciation          (489,920)             (465,175)
Net property & equipment           977,239               873,587

Deposits                             7,708                 7,258
Total assets                  $  3,345,392        $    3,356,500
                              ===================================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Current long-term debt   $    139,672        $      179,836
     Current capital lease           8,340                 8,164
     Accounts payable              295,895               575,056
     Accrued expenses              558,790               459,307
     Traffic payable               228,501               189,769
     Total current liabilities   1,231,198             1,412,132

Long-term debt,excluding current   170,413               219,272
Capital lease, excluding current   265,110               267,216
     Total liabilities           1,666,721             1,898,620
Stockholders' Equity
     Common stock, no par value
     Authorized 2,000,000 shares;
     1,187,908 outstanding         587,392               579,722
     Additional Paid-in Capital    303,690               228,909
     Retained earnings             811,442               673,102
     Less Treasury stock           (23,853)              (23,853
     Stockholders' equity        1,678,671             1,457,880
     Total liability &
     stockholders' equity    $   3,345,392         $   3,356,500
                              ===================================

               See notes to financial statements.

                   BIG SKY TRANSPORTATION CO.
                        Income Statements



                                   Three months-ended
                                   September 30,

                                   1998             1997
                              (unaudited)      (unaudited)

Operating Revenues:
     Passenger           $    1,441,719           385,684
     Cargo                       41,407            18,545
     Public service           1,148,491           798,070
     Other                       49,379            15,584
     Total                    2,680,996         1,217,883

Operating Expenses:
     Flying                     965,738           501,218
     Maintenance                541,222           281,705
     Passenger service          572,662           315,466
     Sales                      143,252            40,958
     General/Administrative     186,716           153,522
     Depreciation                29,588            19,902
     Total                    2,439,178         1,312,771

Operating Income                241,818           (94,888)

Other Income/(expenses):
     Interest, net              (12,046)           (7,524)
     Gain (loss) equipment         (102)          151,504
     Total                      (12,148)          143,980

Income before taxes             229,670            49,092

Income Tax Expense:
     Current                     16,548             3,470
     Charge in lieu of taxes     74,782            15,680
     Total                       91,330            19,150


Net Income:              $      138,340      $     29,942
                         ====================================


Per share data:

     Basic earnings per
     common share                $.12               $.03

     Diluted earnings per
     Common share                $.12               anti-dilative

               See notes to financial statements.

                   BIG SKY TRANSPORTATION CO.
                      Cash Flow Statements



                                   Three months-ended
                                   September 30,

                                   1998                   1997
                              (unaudited)            (unaudited)

Net cash provided (used):
     by operations            219,573                  (85,721)
     by investing            (133,342)                 187,461
     by financing             (83,283)                 (44,681)

Increase in cash                2,948                   57,059
Cash at beginning of period   512,670                  544,706
Cash at end of period         515,618                  601,765

             PART I. Financial Information, Item 2.

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis or
                        Plan of Operation




Summary of Airline Operating Statistics:


                              Three months-ended
                              September 30,

                                                       % change
                              1998           1997       +/(-)

Passengers carried          16,006          5,732       179.2

Average passenger
trip (miles)                   258            200        29.0

Revenue passenger miles   4,133,863     1,146,148       260.7

Available seat miles     11,849,407     3,815,600       210.6

Passenger load factor (%)    34.89         30.04         16.1

Aircraft miles              623,908       252,239       147.3

Yield per revenue
passenger mile (cents)        34.87        33.58         3.8

Freight pounds enplaned      46,881       20,186       132.2

Operating cost per
available seat mile (cents)   20.58        31.92       (35.5)

Operating break-even load
factor (%)                    31.74        32.38        (2.0)

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis or
                        Plan of Operation



Analysis of Results for the three months-ended
September 30, 1998 and 1997:


                              Three months-ended
                              September 30,

                              1998           1997
                         (unaudited)    (unaudited)      Change

Operating Revenues:

     Passenger           $ 1,441,719     $ 385,684    $1,056,035
     Cargo                    41,407        18,545        22,862
     Public service        1,148,491       798,070       350,421
     Other                    49,379        15,584        33,795
     Total               $ 2,680,996    $1,217,883    $1,463,113



Total operating revenues in the first quarter of fiscal year 1999 totaled $2.68 million, versus $1.22 million in the same quarter of fiscal year 1998. Passenger revenues of $1,441,719 in the quarter were $1,056,035, or 274% greater than the same quarter last year. Freight revenue of $41,407 and other revenue of $49,739 were greater than the corresponding 1997 quarter by $22,862 (123%), and $33,795 (216%), respectively. The increases in passenger and freight revenues were attributable to new scheduled air services between Billings MT and Helena MT, Kalispell MT, Missoula MT, and Spokane WA initiated during the last three quarters of fiscal 1998. Other revenues increased as a result of maintenance services provided to others, and charter services. Revenue passengers enplaned during the quarter ended September 30, 1998 totaled 16,006, an increase of 10,274, or 179%, over the same quarter in 1997. The average passenger fare during the quarter of $90.07 was $22.93, or 34%, greater than the average passenger fare during the same quarter in fiscal 1998. The average fare increase is attributable to the longer trip segments operated in the new markets served.

Public service revenues in the first quarter of fiscal year 1999 were $1,148,491 compared to $798,070 during the same quarter of fiscal year 1998. The increase of $350,421, or 44%, was the result of an enhanced Essential Air Service (EAS) contract entered into with the Department of Transportation effective October 1, 1997. The new contract restored service levels to markets that had been cut during a program-wide reduction implemented in November 1995, and provided for an upgrade in the type of aircraft used to provide the service.

                              Three months-ended
                              September 30,

                              1998           1997
                         (unaudited)    (unaudited)      Change


Operating Expenses:

     Flying Operations   $  965,738     $  501,218     $  464,520
     Maintenance            541,222        281,705        259,517
     Passenger Service      572,662        315,466        257,196
     Sales                  143,252         40,958        102,294
     General & Admin.       186,716        153.552         33,194
     Depreciation            29,588         19,902          9,686
     Total               $2,439,178     $1,312,771     $1,126,407



Total operating expenses in the first quarter totaled $2.44 million compared to $1.31 million in the first quarter of fiscal 1998, an increase of 86%. All expense categories increased due to two factors. The first cause was the expansion of the fleet from three Metro II aircraft and one Cessna 402C aircraft to six Metro III aircraft during the first quarter of fiscal 1998. The second factor is the expanded EAS and new air services added during the last three quarters of fiscal 1998. Total aircraft miles flown were 147% greater in the first quarter of fiscal 1999 than in the prior year.

Flying operations expense experienced the greatest increase of $464,520, or 93%. The primary reasons for this increase were twofold. First, aircraft lease expense, aircraft hull insurance, and aircraft property taxes increased directly as a result of the expanded and upgraded fleet. Secondly, additional flight crews and fuel were required to support the expanded services in the EAS markets and the new air services.

Maintenance expense increased by $259,517, or 92%, over the first quarter 1998. The increase was attributable to a 128% increase in block hours flown during the quarter, 3,122 versus 1,368. The increased flying is a combination of the expanded fleet and higher average daily aircraft utilization.

Passenger service expense increased by $257,196, or 82% in the first quarter of fiscal 1999 compared to the same period in 1998. The increase is attributable to the ground service costs associated with the new markets added during the last three quarters of fiscal 1998, and an increase in air traffic liability insurance cost associated with the larger fleet of higher capacity aircraft.

Sales expense increased by $102,294, or 249%, over the first quarter of 1998. This increase is attributed to higher travel agency commission expense and computer reservation services (CRS fees) associated with the increased passengers, 179%, and passenger revenues, 274%. Greater emphasis on advertising for the new markets and for the expanded EAS service also contributed to the increase.

General and administrative expense was $33,194, or 22%, greater than the first quarter of fiscal 1998. The increase is attributable to costs associated with the recognition and promotion of the Company's twentieth anniversary in September, installation of new hardware and software for the company's operating systems and, to a lesser extent, additional administrative staff required for the increased operations and revenues.

Depreciation expense was $9,686, or 49%, greater than the first quarter of fiscal 1998 due to Global Positioning Systems (GPS) installed on the aircraft, the purchase of a spare aircraft engine to support the fleet, and new computer hardware and software.


Liquidity and Capital Resources:

Net non-operating expense was $103,478 for the three months ended September 1998, compared to non-operating income of $124,830 for the September 1997 quarter. The prior year quarter included a substantial gain on the sale of the Company's last Cessna 402C aircraft. Pursuant to Chapter 11 Reorganization Fresh Start reporting, a $74,782 charge in lieu of tax was recorded in the September 1998 quarter compared to $15,680 in the September 1997 period.

The quarter ended September 1998 generated an operating income of $241,818, and net income of $138,340, compared to an operating loss of $94,888 and net income of $29,942 during the same period in 1997. The prior year operating results reflect start-up related costs associated with the enhanced EAS services and new route expansion that began in October 1997.

A review of current liquidity and capital resources are as follows:
                         Working Capital          Current Ratio
Year-end 06/30/98           $1,063,523                 1.8: 1
Quarter-end 09/30/98        $1,129,247                 1.9: 1


                         Long-term Debt           Stockholder's
                   (excluding current portion)          Equity
Year-end 06/30/98            $486,488               $1,457,880
Quarter-end 09/30/98         $435,523               $1,678,671

Stockholder equity at September 30, 1998 increased 15.1% in the first fiscal year quarter ended September 1998. The Company is current on all of its debt service obligations. In September 1998 the Company made the final two payments to its unsecured creditors under the plan of reorganization, liquidating that debt one year early.

Cash provided by operations in the three months ended September 30, 1998 was $219,573. Cash used in investing activities was $133,342 during the period. Cash used in financing activities was $83,283 in the three-month period.

The Company has established a line of credit through First Interstate Bank and Trust Co. of Billings for an amount of up to $1,000,000. To date this line has not been utilized. The Company also received a $150,000 advance on subsidy from the DOT in November 1997 to supplement cash flow during start up of the enhanced EAS service. This advance is being reimbursed in equal monthly installments through subsidy offsets through November 30, 1998.

The Company's current EAS contract covering Eastern and Central Montana expires on November 30,1998. The Company has been selected by the DOT to renew the contract for a two-year period commencing on December 1, 1998 at an annual subsidy of $4.7 million. The contract renewal provides that the Company, at it's discretion, may replace one Billings MT- Sidney MT round trip with one Sidney-Bismarck ND round trip. The Company intends to initiate that Bismarck service on December 1, 1998. The Company has held this contract through consecutive two-year renewals since 1980. Subsequent to September 30, 1998, the Company was selected by the DOT to provide EAS operations to eight communities in the south central United States. The selection order provides that the Company shall take over the operations to the communities located in Arkansas, Oklahoma and Texas as an emergency replacement carrier for Aspen Mountain Air, which had been providing the services. The Company shall receive an annual subsidy of $6.3 million for these new services through November 1999. A major potion of these new operations will commence on November 15, 1998, and the Company expects to fully operate the routes in January 1999.

                  Part II.   Other Information

                   BIG SKY TRANSPORTATION CO.


Item 6.   Exhibits and reports on Form 8-K

A)   Exhibits

     2:   The debtor's Supplement Disclosure Statement and Third
Plan of Reorganizations (filed August 30, 1991 on Company's Form 8-K report and incorporated herein by reference).

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

     11: Basic earnings per share is based on the weighted average number of common and common equivalent shares outstanding. Dilative is based on the weighted average number of common and common equivalent shares outstanding.

     15: The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with its understanding of the rules and regulations of the Securities and Exchange Commission. These financial statements reflect, in the opinion of management, all adjustments (consisting only of recurring accruals) for fair presentation of the results of operations for the interim periods presented. However, these financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, statement of operations and cash flows in conformity with generally-accepted accounting principles. Results of operations for the three month-ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. It is recommended that these interim financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's latest annual report on Form 10-KSB.

     18:  No change.

     19:  Not applicable

     20:  Not applicable

     23:  Not applicable

     24:  Not applicable

     25:  Not applicable

     28: Contract awarding Essential Air Service contract for points in the south-central United States:

                    0rder 98-10-9

UNITED STATES OF AMERICA
DEPARTMENT OF TRANSPORTATION
OFFICE OF THE SECRETARY
WASHINGTON, D.C.

Issued by the Department of Transportation
On the 7th day of October, 1998




                        Dockets; OST-1997-2935

          Essential Air Service
          EL DORADO/CAMDEN, ARKANSAS
          JONESBORO, ARKANSAS                     OST-1997-2401
          HARRISON, ARKANSAS
          HOT SPRINGS, ARKANSAS                   OST-1997-2402
          ENID, OKLAHOMA
          PONCA CITY, OKLAHOMA
          BROWNWOOD, TEXAS

          .s.c. 41731 et seq.


ORDER APPROVING TRANSFER OF ESSENTIAL AIR
SERVICE RESPONSIBILITIES AND SUBSIDY RATES
AND PROHIBITING SUSPENSION OF SERVICE

Summary
By this order, the Department approves the transfer of essential air service (EAS) responsibilities and the accompanying subsidy rates for El Dorado/Camden (El Dorado), Jonesboro, Harrison, and Hot Springs, Arkansas; Enid and Ponca City, Oklahoma; Brownwood, Texas, from Exec Express II, d/b/a Aspen Mountain Air (AMA, former1y Lone Star Airlines) to Big Sky Airlines, effective when replacement service actually begins.

Background
AMA is providing EAS at these several points under two orders:
Order 97-4-29, April 28,1997, for the three Oklahoma and Texas communities at subsidy rates totaling $2,342,512 annually through February 28,1999; and Order 97-9-31, September 30,1997, for the four Arkansas points at annua1 subsidy rates totaling $3,985,917, which will expire at the end of November 1999. AMA currently provides three round trips a day between Brownwood and Dallas/Ft.
Worth (Dallas); four round trips a day between Enid and Ponca
City on the one hand and Dallas on the other; two round trips a day over a Jonesboro-El Dorado-Dallas routing with a third nonstop round trip a day between El Dorado and Dallas;
and for Harrison and Hot Springs, two round trips a day to St.
Louis, and two and three round trips a day to Dallas respectively. All service is provided with 19-seat Metro III aircraft.

On August 7, 1998, AMA declared Chapter 11 bankruptcy. Subsequently, on September 11, the carrier informed Department staff that as a result of its financial condition it would return all of its 19-seat Metro aircraft to the various lenders by October 6 and suspend all EAS service at the seven communities at that time. Since AMA's proposed suspension of service would leave all seven communities without any scheduled air service, by Order 98-9-16, the Department invited proposals from carriers interested in provided emergency replacement service that would fill out the balance of AMA's existing contract, i.e., providing the same service levels, at the same subsidy rates and through the same contract expiration dates. That order also requested proposals from carriers interested in providing replacement service, with or without subsidy, on a long-term basis. We also required AMA to maintain its full EAS operations until replacement service is being provided.

We remind AMA that it continues to have a legal obligation to provide service at these communities until full EAS is being provided by a replacement carrier. However, we are aware that the carrier is anxious to leave its EAS routes as quickly as possible. In that regard, AMA has responded to the DOT informally that it has completed a short-term wet-lease arrangement with Merlin Express by which Merlin Express will provide aircraft, pilots and mechanics to AMA for the continuation of service beginning October 7 until such time as the replacement service is fully in place.

Proposals
We have received proposals from four carriers, Big Sky Airlines, Casino Airlines, Mid-America Express Airlines, and Yute Air
Alaska. All four carriers have proposed to duplicate AMA's existing service levels at the seven communities at the current subsidy rates. There are not significant differences among the proposals, which are summarized below.

Big Sky Airlines
Big Sky, based in Billings, Montana, is an airline with 20 years experience and has provided subsidized EAS at seven Montana points for 18 of those years. The carrier proposes to provide EAS service with 19-seat Metro III aircraft. Big Sky states that it could commence service to at least three cities (Enid, Ponca City, and Brownwood) three weeks after its selection. It would then commence service to the other four communities (El Dorado, Jonesboro, Harrison and Hot Springs) in about 30-69 days following its selection. Big Sky states that it is working closely with other carriers at Dallas/Ft. Worth and St. Louis to provide connecting opportunities and joint fares. The carrier states that it already has interline ticket and baggage agreements with certain airlines at both hubs.

Casino Airlines
Casino is based in Shreveport, Louisiana, and currently owns and operates tow 19-seat Jetstream 31 aircraft and would lease three or four additional aircraft to serve AMA's existing routes. However, it initially stated that it would provide that service to Love Field instead of Dallas/Ft. Worth Airport, since it already has operations at that airport and because Southwest Airlines, along with several other large carriers, operate there. The carrier asserts that lower through fares will be available at Love Field for passengers connecting to destinations beyond Dallas, primarily because of the presence of Southwest Airlines. It states that it has already considered expanding to other markets in the region. Casino states that delivery of additional aircraft to provide the service could commence in 7-14 days after lease agreements are finalized, with the first aircraft on line in 30-45 days. The carrier would add additional aircraft every 20-30 days. Casino would be able to begin service to three communities immediately (Brownwood, El Dorado, and Jonesboro) with its current fleet of two aircraft. It would begin Enid and Ponca City when the third aircraft is available. It would begin the remaining service (Harrison and Hot Springs) by the end of November. On October 5, after proposals and community comments had been received, Casino filed an amendment to its proposal stating that it would now be willing to provide service to Dallas/Ft. Worth Airport and could provide service to Love Field for more options, and that it would commit two aircraft and five crews to the service immediately.

Mid-America Express Airlines (Mid-America)
Mid-America is a new airline formed by Reebaire Aircraft, Inc.
(a company dealing in aircraft repairs and modifications since
1986) which is based in Hot Springs, Arkansas Mid-America proposes to operate the EAS service with 19-seat Metro III aircraft. It is not now an operating carrier, but filed the pre-application for an FAA Part 121 certificate on October 2, and states that it is preparing a fitness application to be filed with the Department of Transportation. It claims that once it as FAA and DOT approval it can being placing aircraft in revenue service. Mid-America proposes to commence service with two aircraft on or about December 14, add a third aircraft on December 21 and a fourth aircraft on December 28. It states that it is looking into the possibility of wet-leasing one Metro by November 1. It also states that as an Arkansas-based carrier, it would be more responsive to the needs to the local community.

Yute Air Alaska
Yute Air, a carrier based in Anchorage, Alaska, proposes to replicate AMA's service routes through a wet-lease arrangement with Merlin Express. Yute Air states that Merlin Express is the largest Metro III operator in the world, conducting both cargo and passenger operations. Under the wet-lease arrangement, Yute Air would provide the marketing, reservations and ground handling, while Merlin Express would supply 19-seat Metro III aircraft, pilots and maintenance under Merlin Express's FAA Part 121 certificate. Yute Air states that if it is selected it could replace AMA's existing schedules immediately when AMA suspends service with no service interruptions

Community Views
We have received comments from all seven communities with unanimous support for the selection of Big Sky Airlines to replace AMA at the EAS communities. The reason cited most often by the communities in recommending Big Sky were the carrier's long-standing history in the airlines business and in providing subsidized service in the EAS program, the preference for continued service to the Dallas/Ft. Worth Airport, a comment directed to Casino's initial proposal to use Love Field, and as cited by two communities, the importance of Big Sky's ability to put in place joint fares and other agreements with carriers at the hubs. The communities state that Love Field does not offer the connecting opportunities that would be available at Dallas/Ft. Worth. The communities did not comment on Casino's amended proposal that it would provide service to the Dallas/Ft. Worth Airport. Other community comments expressed confidence in the quality of service they would expect Big Sky to provide.

Decision
We have fully considered all proposals and will approve the transfer of essential air service responsibilities and the accompanying subsidy rates for serving the seven communities from AMA to Big Sky. We will also require AMA to maintain service at the communities until replacement service begins.

As we stated in Order 98-9-16, AMA's ability to continue providing EAS at these communities beyond early October is in serious doubt, and our intent therefore is to secure reliable replacement service as promptly as possible and to avoid a service hiatus. Each of the four applicants is willing to adopt AMA's existing subsidy rates and to provide essentially the same service literally identical frequencies, with pressurized 19-seat aircraft, either Metro III's or Jetstreams. Thus, in reaching our decision, we have given substantial weight to the views of the affected communities and carrier operating experience, two statutorily mandated criteria, and to a lessor extent, the comparative capabilities of the carriers to implement their service on a timely basis.

Mid-America Express is in the initial stages of seeking commuter operating authority from the Department and certification by the Federal Aviation Administration. While we are prepared to work with this applicant to complete both processes as quickly as possible, we could not reasonably expect Mid-America Express to be in a position to start scheduled service in less than two or three months. Mid-America's own target is to replace AMA on or about December 15 and to complete the transition by December 31, and submitted, within a very short time-frame, a commendably thorough proposal, including timelines for completing the requisite steps for FAA
Part 121 certification, securing a fitness determination, and phasing in its scheduled service. At least one of the communities, Hot Springs, expressed very positive receptiveness to relying on Mid-America for the longer term, once it has been certificated. As an Arkansas-based airline, Mid-America would be logistically well positioned to serve the seven communities at issue, four of which are in Arkansas.

Not withstanding these considerations, we are compelled by the circumstances to seek more expedited replacement service than Mid-America would be able to meet. In addition, as explained below, we must give significant weight to other factors, which favor other applicants. Big Sky, Casino, and Yute Air are all in a position to replace AMA's service much more promptly than Mid-America, and we find that our statutory obligations to ensure the continued maintenance of reliable EAS to the seven eligible points require our selection of one of those carriers.

All seven communities have expressed a preference for Big Sky generally because they prefer Big Sky's continued service to the Dallas/Ft. Worth Airport and they value Big Sky's long-standing experience in the airline business, especially its experience in EAS service, and its ability to provide joint fares and interline agreements with other carriers. Big Sky has been providing scheduled air service since 1980, including EAS at seven communities in Montana, and those communities are very supportive of Big Sky's service.

In the case of Casino, the communities do not support a service switch to Dallas's Love Field instead of the traditional Dallas/Ft. Worth Airport as initially proposed by the carrier. The communities state that better connections and joint fares are avai1able at the Dallas/Ft. Worth
Airport. Casino has now amended its Love Field proposal to allow for service to the Dallas/Ft.Worth Airport; however, to date, we have not received any additional community comments regarding Casino's amended service. In addition, we are required by statute (see 49 U.S.C.41733) to consider applicants' experience in providing scheduled air service. Although Casino is providing scheduled operations, it has held commuter authority only since late December 1997. Thus, Big Sky has an advantage over Casino both in community support and operating experience, two statutorily mandated criteria.

Yute Air Alaska's proposal, which is premised on wet-leasing 19 seat
Metro III aircraft from Merlin Express, is also fully responsive to our solicitation order. Merlin Express currently wet-leases aircraft to Yute Air in Alaska, i.e., Merlin Express provides the aircraft, the pilots to fly them, and the mechanics and parts to maintain them. Yute Air, on the other hand determines what routes to fly, when and at what prices, and it markets and sells the tickets and provides all of the ground handling and all other airline functions. Merlin Express is a wholly owned subsidiary of Fairchild-Dornier, a company that sells and leases Metro Ill aircraft, as well as other aircraft types. Merlin Express was established to showcase the aircraft of the parent company and does so through the wet leasing of Metro III aircraft to potential customers, such as Yute Air, Merlin Express currently holds DOT commuter operating authority which allows it to provide passenger service either directly, or indirectly, through wet leases to other scheduled passenger carriers Yute Air, a certificated carrier, also holds DOT operating authority. As with Big Sky, Yute Air has the experience and knowledge to provide reliable essential air service. However, none of the communities have endorsed Yute Air as their preferred carrier.

In summary, important considerations weigh in favor of our selecting Big Sky as the emergency replacement carrier for AMA. All of the communities have expressed a strong preference for Big Sky; arid Big Sky, is experienced and has a sound history of providing reliable essential air service for many years. Based on these factors, and the carrier's ability to begin replacement service in approximately three weeks, we authorize the transfer of the service responsibility and the accompanying subsidy rates for tile seven communities from AMA to Big Sky at the service levels and subsidy rates set forth in Appendix B.

Duration of Replacement Service
We noted earlier that the contract period for Enid, Ponca City, and Brownwood expires on February 28,1999, while the contract for the four Arkansas points does not expire until November 30,1999. In the normal course of events, we would be negotiating a new subsidy rate for Enid, Ponca City, and Brownwood within the next month or two. However at that point, Big Sky will have had very little operating experience at those three communities on which to project a new, full two-year rate period. As a result, we will extend the terms and conditions for those communities' essential air service pursuant to Order 97-4-29 for an additional nine months, through November 31, 1999. This will put all seven communities on the same time cycle and will give Big Sky almost a full year of operating data on which to base its subsidy projections next fall for a new, two-year contract period beginning December 1, 1999. At that time, consistent with long-standing program policy, we would also invite all interested carriers to submit competing applications.

Carrier Fitness
49 U.S.C. 4l737(b) and 41738 require that we find an air carrier fit, willing and able to provide reliable service before we compensate it for providing essential air service. We last found Big Sky fit by Order 98-9-12, September 14, 1998, in connection with its selection at seven Montana points. The Department routinely monitors the carrier's continuing fitness, and no information has come to our attention that would lead us to question their ability to operate in a reliable manner. However, because the selection granted here would be a significant expansion for Big Sky, we contacted the FAA Flight Standards District Office in Montana that oversees Big Sky's operations. The FAA has advised us that Big Sky met with it regarding Big Sky's proposed expansion and that the carrier has met all FAA requirements. The FAA states that Big Sky informed it that the carrier is making arrangements to hire AMA's pilots and mechanics, which should make for an easier transition. Thus, FAA fluids no reason why we should not select Big Sky Airlines to provide service at the seven communities in Arkansas, Oklahoma, and Texas.


AMA's Continuing Obligation
As a final matter, we expect AMA and Big Sky to work together to ensure an orderly transfer of service at these points. As we mentioned earlier, AMA has a legal obligation to continue providing the full level of essential air service at these communities. We find that the wet-lease arrangements between AMA and Merlin Express to fulfill AMA's EAS obligations is acceptable. AMA may suspend its services on the date that full replacement service by Big Sky actually begins, provided that, before it suspends service at any of the communities, it contacts all passengers holding reservations for flights that will be suspended, informs them of the suspension and the availability of other service, and assists them in arranging alternative transportation.

This order is issued under authority delegated in 49 CFR 1.56(i).

ACCORDINGLY,

1. The Department directs Exec Express, II, d/b/a Aspen Mountain Air to maintain service at the service levels and subsidy rates set forth in Orders 97-4-29 and 97-9-31 at El Dorado/Camden, Jonesboro, Harrison, and Hot Springs, Arkansas; Enid and Ponca City, Oklahoma; and Brownwood, Texas, until Big Sky Airlines' essential air service at the seven communities actually begins;

2. The Department selects Big Sky Airlines to provide essential air service at El Dorado/Camden, Jonesboro, Harrison, and Hot Springs, Arkansas; Enid and Ponca City, Oklahoma; and Brownwood, Texas, at the service levels and subsidy rates described in Appendix B, from file date that it institutes service through November 30, 1999;

3, The Department sets the final rates of compensation for Big Sky Airlines for the provision of essential air service at El Dorado/Camden, Jonesboro, Harrison, and Hot Springs, Arkansas; Enid ad Ponca City, Oklahoma; and Brownwood, Texas, as described in Appendix B, from the date that it institutes service through November 30, 1999, payable as follows: for each calendar month during which essential air service is provided, the amount of compensation shall be subject to the ceiling per week set forth in Appendix B, and shall be determined by multiplying the subsidy-eligible arrivals and departures flown during the month by the following amounts:

                    Enid and Ponca City:      $314.31
                    Brownwood:                $441.13
                    El Dorado and Jonesboro:  $618.18
                    Hot Springs and Harrison: $382.16

4. We terminate the subsidy rates for Exec Express, II, d/b/a Aspen Mountain Air, at the communities named in ordering paragraph 1 above, as established by Orders 97-4-29 and 97-9-31, on the date that Big Sky Airlines' provision of full essential air service actually begins.

5. We find that Big Sky Airlines continues to be fit, willing and to operate as a commuter air carrier and capable of providing reliable essential air service at El Dorado/Camden, Jonesboro, Harrison, arid Hot Springs, Arkansas; Enid and Ponca City, Oklahoma; and Brownwood, Texas;

6. We direct Big Sky Airlines to retain all books, records, and other source and summary documentation to support claims for payment, and to preserve and maintain such documentation in a manner that readily permits its audit and examination by representatives of the Department. Such documentation shall he retained for seven years or until the Department indicates that the records may be destroyed. Copies of flight logs for aircraft sold or disposed of must be retained. The carriers may forfeit their compensation for any claim that is not supported under the terms of this order;

7. These dockets will remain open until further order of the Department; and

8. We will serve a copy of this order on the Mayors and airport managers of El Dorado, Jonesboro, Harrison, and Hot Springs, Arkansas, Enid and Ponca City, Oklahoma, and Brownwood, Texas, the States' Department of Transportation, Exec Express II, d/b/a Aspen Mountain Air, Big Sky Airlines, Casino Airlines, Mid-America Express Airlines, Merlin Express, and Yute Air Alaska.

By:

CHARLES A. HUNNICUTT
Assistant Secretary for Aviation
and International Affairs

         (SEAL)

An electronic version of this document is available on tile World Wide Web at http://dms.dot.gov
The electronic version may not include all of the appendices.

BIG SKY AIRLINES

ESSENTIAL AIR SERVICE AT ENID AND
PONCA CITY, OKLAHOMA AND BROWNWOOD, TEXAS

EFFECTIVE PERIOD    From the Date on which the proposed service begins through
                    November 30, 1999

SERVICE:

Enid and Ponca City 24 nonstop or one-stop round trips each week Between Enid and Ponca City, and Dallas/Ft. Worth

Brownwood:          18 nonstop round trips each week between Brownwood And
                    Dallas/Ft. Worth


AIRCRAFT TYPE  Fairchild Metro III, 19 passenger seats

TIMING OF FLIGHTS   Flights must be well-timed and well-spaced to ensure full
                    compensation

SUBSIDY RATE PER
ARRIVAL/DEPARTURE

Enid and Ponca City             $313.31  1/
Brownwood                       $441.13  2/

COMPENSATION CEILING
EACH WEEK

Enid and Ponca City          $30,173.76  3/
Brownwood                    $15,880.68  4/


FOOTNOTES APPEAR ON FOLLOWING PAGE

                              NOTE

The carrier understands that it may forfeit its compensation for any flights that it does not operate in conformance with the terms and stipulations of the rate order, including the service plan outlined in the order and any other significant elements of the required service, without prior approval. The carrier understands that an aircraft take-off and landing at its scheduled destination constitutes a completed flight; absent an explanation supporting subsidy eligibility for a flight that has not been completed, such as certain weather cancellations, only completed flights are considered eligible for subsidy. In addition, if the carrier does not schedule or operate its flights in full conformance with this order for a significant period, it may jeopardize its entire subsidy claim for the period in question. If the carrier contemplates any such changes beyond the scope of the order during the applicable period of these rates, it must first notify the Office of Aviation Analysis in writing and receive written approval from the Department to be assured of full compensation. Should circumstances warrant, the Department may locate and select a replacement carrier to provide service on these routes.

The carrier must complete all flights that can be safely operated; flights that overly points for lack of traffic will not be compensated. In determining whether subsidy payment for a deviating flight should be adjusted or disallowed, the Department will consider the extent to which the goals of the program are met and the extent of access to the national air transportation system provided to the community.

If the Department unilaterally, either partially or completely, terminates or reduces payments for service or changes service requirements at a specific location provided for under this order, then at the end of the period for which the Department does make payments in the agreed amounts or at the agreed service levels, the carrier may cease to provide service to that specific location without regard to any requirement for notice of such cessation. Those adjustments in the levels of subsidy and/or service that are mutually agreed to in writing by the parities to the agreement do not constitute a total or partial reduction of cessation of payment.

Subsidy contracts are subject to, and incorporate by reference, relevent statues and Department regulation, as they may be amended from time to time.
 However, any such statues, regulation or amendments thereto shall not operate to controvert the foregoing paragraph.

FOOTNOTES

1/ Annual compensation of $1,534,795 divided by the estimated annual completed departures and arrivals at 97.5 percent completion factor; 16 x 313 x .975 = 4,883
2/ Annual compensation of $807,717 divided by the estimated annual completed departures and arrivals at 97.5 percent completion factor; 6 x 313 x .975 = 1,831
3/ Subsidy rate per arrival/departure of $314.31 multiplied by 96 subsidy-eligible arrivals and departures each week.
4/ Subsidy rate per arrival/departure of $441.13 multiplied by 36 subsidy-eligible arrivals and departures each week.

BIG SKY AIRLINES

ESSENTIAL AIR SERVICE AT EL DORADO/CAMDEN
JONESBORO, HARRISON, AND HOT SPRINGS, ARKANSAS


EFFECTIVE PERIOD    From the Date on which the proposed service
                    begins through November 30, 1999

SERVICE:

El Dorado/Camden    18 nonstop round trips each week
                    to Dallas/Ft. Worth
Jonesboro           12 nonstop or one-stop round trips each week
                    to Dallas/Ft. Worth

Harrison 12 nonstop or one-stop round trips each week to Dallas/Ft. Worth and 12 nonstop or one-stop round trips each week to St. Louis

Hot Springs         18 nonstop round trips each week to
                    Dallas/Ft. Worth and 12 nonstop, one-stop or two-stop round trips each week to St. Louis


AIRCRAFT TYPE  Fairchild Metro III, 19 passenger seats

TIMING OF FLIGHTS   Flights must be well-timed and well-spaced
                    to insure full compensation

SUBSIDY RATE PER
ARRIVAL/DEPARTURE

El Dorado/Camden         $618.18  1/
Harrison and Hot Springs $382.16  2/

COMPENSATION CEILING
EACH WEEK

El Dorado/Camden         $37,091  3/
Harrison and Hot Springs $41,273  4/


FOOTNOTES APPEAR ON FOLLOWING PAGE

NOTE

The carrier understands that it may forfeit its compensation for any flights that it does not operate in conformance with the terms and stipulations of the rate order, including the service plan outlined in the order and any other significant elements of the required service, without prior approval. The carrier understands that an aircraft take-off and landing at its scheduled destination constitutes a completed flight; absent an explanation supporting subsidy eligibility for a flight that has not been completed, such as certain weather cancellations, only completed flights are considered eligible for subsidy. In addition, if the carrier does no6t schedule or operate its flights in full conformance with this order for a significant period, it may jeopardize its entire subsidy claim for the period in question. If the carrier contemplates any such changes beyond the scope of the order during the applicable period of these rates, it must first notify the Office of Aviation Analysis in writing and receive written approval from the Department to be assured of full compensation. Should circumstances warrant, the Department may locate and select a replacement carrier to provide service on these routes. The carrier must complete all flights that can be safely operated; flights that overly points for lack of traffic will not be compensated. In determining whether subsidy payment for a deviating flight should be adjusted or disallowed, the Department will consider the extent to which the goals of the program are met and the extent of access to the national air transportation system provided to the community.

If the Department unilaterally, either partially or completely, terminates or reduces payments for service or changes service requirements at a specific location provided for under this order, then at the end of the period for which the Department does make payments in the agreed amounts or at the agreed service levels, the carrier may cease to provide service to that specific location without regard to any requirement for notice of such cessation. Those adjustments in the levels of subsidy and/or service that are mutually agreed to in writing by the parities to the agreement do not constitute a total or partial reduction of cessation of payment.

Subsidy contracts are subject to, and incorporate by reference, rele4vent statues and Department regulation, as they may be amended from time to time. However, any such statues, regulation or amendments thereto shall not operate to controvert the foregoing paragraph.

FOOTNOTES
1/ Annual compensation of $1,886,693 divided by the estimated annual completed departures and arrivals at 97.5 percent completion factor; 10 x 313 x .975 = 3,052
2/ Annual compensation of $2,099,224 divided by the estimated annual completed departures and arrivals at 97.5 percent completion factor; 10 x 313 x .975 = 3,052 to Dallas and 8x13x.975=2,441 to St. Louis. Total 5,493
3/ Subsidy rate per arrival/departure of $618.18 multiplied by 60 subsidy-eligible arrivals and departures each week.
4/ Subsidy rate per arrival/departure of $382.16 multiplied by 108 subsidy-eligible arrivals and departures each week.

                Part II.   Other Information

                 BIG SKY TRANSPORTATION CO.

B)   Reports on Form 8-K

     No reports on Form 8-K were filed during the September 1998 quarter.

     October 9, 1998 Form 8-K, Item #5 was filed announcing the expansion of Essential Air Service in South Central United
     States.

C)   Item 27        Financial Data Schedule
                    (Only for filings via EDGAR)

                   BIG SKY TRANSPORTATION CO.
                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BIG SKY TRANSPORTATION CO.
     Registrant



By: /s/ Kim B. Champney

Kim B. Champney
President  & CEO



November 13, 1998