Form 10QSB/A
period 1998-09-30
BIG SKY TRANSPORTATION CO
filed 1999-02-09
CIK 313522

February 8, 1999


Securities and Exchange Commission
Washington DC  20549


Dear Exchange,

The following is an amendment to our 10-QSB for the September 30, 1998 quarter which was filed via Edgar on November 13, 1998. This amendment includes Year 2000 Disclosure, which was omitted in the original filing.

Sincerely,

Big Sky Airlines

             U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON DC  20549


                           FORM 10-QSB/A


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

Year 2000 Disclosure: The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. The Company's entire internal computerized systems are in the process of being replaced. Hardware installation has been completed. Eighty percent of the Company's software systems have been replaced with year 2000 compliant systems, and are operating. Programming is complete for the remaining twenty percent of the systems, with migration to, and training for those systems scheduled to occur by March 31, 1999. The Company contracts with major computerized reservation company to accept passegner reservations. The vendor has represented that its system is now year 2000 compliant in those areas for which the Company contracts. The Company relies on various computer systems used by the Federal Aviation Administration and other commonly used industry vendors to conduct flight operations. The Company contines to monitor the state of preparedness of these suppliers through direct contact, the Company's industry trade association, and industry publications. However, if the Company and the third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company.

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