Form 10QSB
period 1998-12-31
BIG SKY TRANSPORTATION CO
filed 1999-02-16
CIK 313522

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON DC  20549


                           FORM 10-QSB


     [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        for the quarterly period ended December 31, 1998


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


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     CLASS:    1996 Series Common Stock, no par value


     SHARES OUTSTANDING: at February 12, 1999:  1,126,030

                   BIG SKY TRANSPORTATION CO.
                           FORM 10-QSB


             For the Period-Ended December 31, 1998



                            CONTENTS


Part I    Financial Information


Item 1.   Financial Statements (condensed format):

     Balance Sheets
          December 31, 1998 (unaudited) and
          June 30, 1998 (audited)                           3

     Income Statements
          Three months-ended and Six months-ended
          December 31, 1998 and 1997 (unaudited)            4

     Cash flow Statements
          Six months-ended December 31, 1998
          and 1997 (unaudited)                              5

Item 2.   Management's Discussion and Analysis or
          Plan of Operation                                 6


Part II   Other Information


Item 1.   Legal Proceedings                                 15

Item 2.   Change in Security                                15

Item 3.   Defaults Upon Senior Securities                   15

Item 4.   Submission of Matter of a Vote of Security Holders15

Item 5.   Other Information                                 15

Item 6.   Exhibits and reports on Form 8-K                  15

                   Part I.  Financial Information, Item 1.
                   Financial statements (condensed format)

                   BIG SKY TRANSPORTATION CO.
                         Balance Sheets

                                   December 31,        June 30,
                                       1998              1998
                                   (unaudited)         (audited)
ASSETS
Current Assets:
     Cash                     $    381,635        $      512,670
     Restricted cash               150,037               151,500
     Accounts receivable, net    1,850,160             1,398,470
     Expendable parts/supplies     473,951               329,262
     Inventory held for sale        30,000                30,000
     Prepaid expenses              198,073                53,753
     Total current assets        3,083,856             2,475,655

Property & Equipment:
     Flight equipment            2,010,379               680,491
     Capital lease facility        456,185               456,185
     Other property & equipment    326,235               202,086
                                 2,792,799             1,338,762
Accumulated depreciation          (531,491)             (465,175)
Net property & equipment         2,261,308               873,587

Deposits                            50,948                 7,258
Total assets                  $  5,396,112        $    3,356,500
                              ===================================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable            $    400,000        $         --
     Current long-term debt        165,870               179,836
     Current capital lease         271,416                 8,164
     Accounts payable              690,494               575,056
     Accrued expenses              536,725               459,307
     Traffic payable               259,426
189,769
     Total current liabilities   2,323,931             1,412,132

Long-term debt,excluding current 1,270,484               219,272
Capital lease, excluding current      --                 267,216
     Total liabilities           3,523,478             1,898,620
Stockholders' Equity
     Common stock, no par value
     Authorized 2,000,000     shares;
     1,126,030 outstanding        564,253                579,722
     Additional Paid-in Capital   358,851                228,909
     Retained earnings            902,446                673,102
     Less Treasury stock         (23,853)              (23,853)
     Stockholders' equity       1,801,697              1,457,880
     Total liability &
     stockholders' equity   $   5,396,112          $   3,356,500
                              ===================================

               See notes to financial statements.

                   BIG SKY TRANSPORTATION CO.
                               Income Statements

                    Three months ended             Six months ended
                    December 31,                   December 31,

                     1998              1997           1998            1997
                           (unaudited)                     (unaudited)

Operating Revenues:

Passenger      $1,983,499          958,639        3,423,997       1,344,323
Cargo              61,754           40,139          104,332          58,684
Public service  1,735,140        1,194,813        2,883,681       1,992,883
Other              26,704           20,474           76,083          36,058
Total           3,807,097        2,214,065        6,488,093       3,431,948

Operating Expenses:

Flying          1,722,971          837,282        2,690,102       1,338,500
Maintenance       572,856          439,286        1,109,111         720,991
Psgr service      773,976          370,077        1,287,925         685,543
Sales             291,139          172,530          500,262         213,488
General/Admin     218,600          138,890          401,741         292,412
Depreciation       51,654           22,926           81,242          42,828
Total           3,631,196        1,980,991        6,070,383       3,293,762

Operating Income
                  175,901          233,074          417,710         138,186

Other Income/(expenses):

Interest,net     (12,800)           (8,750)         (24,845)        (16,274)
Gain(loss)equip   (4,717)           (4,867)          (4,819)         146,637
Total            (17,517)          (13,617)         (29,664)         130,363

Income before taxes
                  158,384           219,457          388,045         268,549

Income Tax Expense:
Current            12,211            17,282           28,759          20,752
Charge in lieu
 of taxes          55,160            71,672          129,942          87,352
Total              67,371            88,954          158,701         108,104

Net Income:
                $  91,013         $ 130,503        $ 229,344       $ 160,445
             ====================================================
Per share data:

Basic earnings per
common share      $.08          $.12              $.20      $.15

Diluted earnings per
Common share      $.08          $.12              $.20      $.15


                     See notes to financial statements.

                         BIG SKY TRANSPORTATION CO.
                            Cash Flow Statements



                                Six months-ended
                                December 31,

                                   1998                   1997
                              (unaudited)            (unaudited)

Net cash provided (used):
     by operations              (102,313)                (15,902)
     by investing             (1,462,004)                 153,926
     by financing               1,433,282               (107,359)

Increase in cash                (131,035)                  30,665
Cash at beginning of period       512,670                 544,706
Cash at end of period             381,635                 575,371

                 PART I. Financial Information, Item 2.

                       BIG SKY TRANSPORTATION CO.
                 Management's Discussion and Analysis or
                            Plan of Operation




Summary of Airline Operating Statistics:


                    Three months-ended       Six months-ended
                    December 31,             December 31,


                    1998        1997         1998         1997

Passengers        23,335      12,641       39,341       18,373

Avg. passenger
trip (miles)         252         209          255          206

Revenue passenger
Miles           5,883,285   2,643,530  10,017,148    3,789,678

Available
seat miles     16,702,406   8,187,506  28,551,813   12,003,106

Passenger
load factor(%)       35.3        32.3        35.1         31.6

Aircraft miles    843,677     439,516   1,467,585      459,702

Yield per
Revenue passenger
mile (cents)         33.7        36.3        34.2         35.5

Freight pounds
Enplaned           77,776      67,803     124,657       87,989

Operating cost
per available
seat mile (cents)    21.7        24.2        21.3         27.4

Operating
break-even load
factor (%)           33.6        28.9        32.8         30.3

                         BIG SKY TRANSPORTATION CO.
                   Management's Discussion and Analysis or
                             Plan of Operation



Analysis of Results for the three months-ended
December 31, 1998 and 1997:


As disclosed in the Company's filing on Form 8-K of October 9, 1998, the Company was selected by the U.S. Department of Transportation ("DOT") as an emergency air carrier replacement for Aspen Mountain Air ("AMA") to conduct Essential Air Service ("EAS") at eight communities in Arkansas, Oklahoma, and Texas. The operations connect to a primary hub at Dallas Fort Worth Airport ("DFW") and a secondary hub at St. Louis International Airport ("STL"). The DOT order provided that the Company would assume the two EAS contracts held by AMA, under the same terms, through November 30, 1999. The Company proposed to phase in the services gradually over a ninety-day period commencing November 15, 1998 as it took delivery of the five aircraft required for the service. Due to DOT concerns over the future of AMA and the potential interruption of service to the EAS communities, the Company agreed to assume full responsibility for the two contracts on November 15, 1998. Because of a shortage of aircraft available to start the service, the DOT agreed that the Company would use a "wet-lease" operator in conjunction with its own equipment to initiate 85% of the operation covered by the contracts. The Company currently provides this service using two of its own aircraft and contracts with Merlin Express ("MEI") to operate two aircraft. At a full schedule, the annual public subsidy revenue for the two contracts is $6.3 million. The following analysis of results includes the impact of this new service collectively referred to as DFW operations.


                              Three months-ended
                              December 31,

                         1998            1997
                     (unaudited)     (unaudited)      Change

Operating Revenues:

Passenger             $1,983,499         958,639    1,024,860
Cargo                     61,754          40,139       21,615
Public service         1,735,140       1,194,813      540,327
Other                     26,704          20,474        6,230
Total                  3,807,097       2,214,065    1,593,032



Total operating revenues in the second quarter of fiscal year 1999 totaled $3.8 million, versus $2.2 million in the same quarter of fiscal year 1998. Passenger revenues of $1.98 million in the quarter were $1.02 million, or 107% greater than the same quarter last year. Freight and other revenues were greater than the corresponding 1997 quarter by 46%. The increases in revenues were attributable to new scheduled air services between Billings MT and Kalispell MT, and Spokane WA initiated during the last quarter of fiscal 1998, new once daily service between Missoula, Kalispell and Spokane initiated during the current quarter, and the DFW operations. Revenue passengers enplaned during the quarter ended December 31, 1998 totaled 23,335 , an increase of 10,694, or 85%, over the same quarter in 1997. The average passenger fare during the quarter was $85.03 compared to $75.83 during the same quarter in fiscal 1998. The average fare increase is attributable to the increase in the proportion of passengers carried in the longer segments of the new markets.

Public service revenues in the second quarter of fiscal year 1999 were $1.74 million compared to $1.19 million during the same quarter of fiscal year 1998. The increase of $540 thousand, or 45%, was the result of EAS revenues associated with the DFW operations since start-up on November 15.



                              Three months-ended
                              December 31,

                         1998           1997
                    (unaudited)     (unaudited)      Change


Operating Expenses:

Flying               1,722,971         837,282       885,689
Maintenance            572,856         439,286       133,570
Psgr service           773,976         370,077       403,899
Sales                  291,139         172,530       118,609
General/Admin          218,600         138,890        79,710
Depreciation            51,654          22,926        28,728
Total                3,631,196       1,980,991     1,650,205



Total operating expenses in the second quarter totaled $3.63 million compared to $1.98 million in the second quarter of fiscal 1998, an increase of 83%. All expense categories increased due to two factors. The first cause was the addition of the DFW operations, including start up costs required to commence the services. The second factor was the expansion of the route system in Western Montana and Spokane.

Flying operations expense experienced the greatest increase of $886 thousand, or 106%. The primary reasons for this increase were costs associated with the DFW operations and the expansion of the Company operations based in Montana The largest increases included wet-lease operations expense, flight crews associated with DFW operations, aircraft ownership and related costs, and fuel usage for the increased operations.

Maintenance expense increased by $134 thousand, or 30%, over the second quarter 1998. The increase was primarily attributable to the addition of two aircraft and the opening of a maintenance base during the quarter, to support the DFW operations. To a lesser extent, the increase is also attributed to higher average daily aircraft utilization in the expanded Montana operation.

Passenger service expense increased by $404 thousand, or 109% in the second quarter of fiscal 1999 compared to the same period in 1998. The increase is attributable to several factors related to expanded services in Montana and the DFW operations. Nine new stations were opened and two contract handling operations were added to support the DFW operations. Increased contract ground handling expenses were also realized to support the expanded service in Western Montana and Spokane. Air traffic liability insurance , landing fees, and passenger security fees relating to the expanded services and passengers also contributed to the increase.

Sales expense increased by $119 thousand, or 69%, over the second quarter of 1998. This increase is attributed to higher travel agency commission expense and computer reservation services ("CRS fees") associated with the increased passengers and passenger revenues. Greater emphasis on advertising for the expanded Montana services and for the new DFW operations also contributed to the increase.

General and administrative expense was $80 thousand, or 57%, greater than the second quarter of fiscal 1998. The increase is attributable to costs associated with the additional administrative staff required for the increased operations and revenues. Legal and professional expenses also increased due to legal services related to the addition of service points and aircraft associated with the DFW operation.

Depreciation expense was $29 thousand, or 125%, greater than the second quarter of fiscal 1998. The increase results from the acquisition through purchase of the Company's seventh aircraft, purchase of a spare aircraft engine in the third quarter of fiscal 1998, and acquisition of new, year 2000 compliant, computer hardware and software.




Analysis of Results for the six-months ended
December 31, 1998 and December 31, 1997


                              Six months-ended
                              December 31,

                         1998           1997
                    (unaudited)    (unaudited)       Change

Operating Revenues:

Passenger        $    3,423,997      1,344,323     2,079,674
Cargo                   104,332         58,684        45,648
Public service        2,883,681      1,992,883       890,798
Other                    76,083         36,058        40,025
Total                 6,488,093      3,431,948     3,056,145


Total revenues of $6.5 million for the six months ended December 31, 1998 were $3.1 million, or 89%, greater than the six months ended December 31, 1997. The primary reasons for the increase were the expanded services in Montana that impacted the full period in the current year as compared to only one quarter of the prior period, and the new DFW operations that commenced in the current quarter. Passenger revenues increased by $2.1 million, or 155%, and public service revenues increased by $891 thousand, or 45%. Total passengers carried of 39,341 were 114% greater than the six-month period in 1997.


                              Six months-ended
                              December 31,

                         1998            1997
                     (unaudited)      (unaudited)        Change

Operating Expenses:

Flying            $    2,690,102        1,338,500      1,351,602
Maintenance            1,109,111          720,991        388,120
Psgr service           1,287,925          685,543        602,382
Sales                    500,262          213,488        286,774
General/Admin            401,741          292,412        109,329
Depreciation              81,242           42,828         38,414
Total                  6,070,383        3,293,762      2,776,621



Consistent with the quarterly results, all expense categories increased significantly in the six months ended December 31, 1998 compared to the period ended December 31, 1997.

Flying operations expense increased by $1.35 million, or 101%, in the six months ended December 31, 1998 versus December 31, 1997. The increase is attributable to costs related to the fleet expansion, additional flight crews, fuel, and aircraft wet lease and charter costs, required for the new and expanded services.

Maintenance expenses were $388 thousand, or 54%, greater in the 1998 period versus the 1997 period. The increase is directly attributable to the expanded fleet and aircraft utilization associated with the new and expanded services.

Passenger service expense for the six-month period ended December 31, 1998 was $602 thousand, or 88%, greater than the same period in 1997. This increase was primarily related to more contract ground handling services, new and increased station related activities, and air traffic liability insurance.

Sales and marketing expenses increased by $287 thousand, or 134%, in the 1998 period over the 1997 period. The principle factors related to the increase were travel agency commissions and CRS booking fees associated with the significant increase in passengers and revenues, and advertising and promotional expenses.

General and administrative expense in the six months ended December 31, 1998 were $109 thousand, or 37%, greater than the six months ended December 31, 1997. The increase is primarily attributable to increased administrative personnel and legal and professional fees associated with the expanded services. Additional expenses were also incurred for the promotion of the Company's twentieth anniversary and the installation of the new hardware and software systems.

Depreciation expense was $38 thousand, or 90%, greater in the six-month period of 1998 versus 1997 due to the purchase of the Company"s seventh aircraft during the current period, acquisition of a spare aircraft engine in the third quarter of last fiscal year, and new computer hardware and software.



Liquidity and Capital Resources:

Net non-operating expense was $85 thousand for the three months ended December 1998, compared to $103 thousand for the December 1997 quarter. Interest expense during the quarter include the use of the Company's line of credit to support the expansion in the DFW operations, and interest associated with the loan related to the purchase of the seventh aircraft. Pursuant to the Company's Chapter 11 Reorganization "Fresh Start" reporting adopted in 1991, a $55 thousand charge in lieu of tax was recorded in the December 1998 quarter compared to $72 thousand in the December 1997 period.

The quarter ended December 1998 generated an operating income of $176 thousand, and net income of $91 thousand, compared to operating income of $233 thousand and net income of $131 thousand during the same period in 1997. The current quarter operating results reflect start-up related costs associated with the DFW operations and new route expansion in Montana. Operating income for the six months ended December 31, 1998 was $418 thousand and net income was $229 thousand. This compares to operating income of $138 thousand and net income of $160 thousand in the 1997 six-month period.


A review of current liquidity and capital resources are as follows:

                         Working Capital          Current Ratio

Year-end June 30, 1998        $1,063,523                 1.8: 1
Quarter-end
December 31, 1998             $  759,925                 1.3: 1



                         Long-term Debt           Stockholder's
                       (excluding current portion)     Equity

Year-end June 30, 1998            $486,488          $1,457,880
Quarter-end
December 31, 1998               $1,270,484          $1,801,697



Stockholder equity at December 31, 1998 increased 28.5% over the balance at the fiscal year ended June 30, 1998. The Company is current on all of its debt service obligations.

Cash used by operations in the six months ended December 31, 1998 was $102,313. Cash used in investing activities was $1,462,004 during the period. The Company purchased a Metro III aircraft during the period for $1,250,000, and also acquired other parts and components to support the increased fleet for the DFW operations. The high gross weight aircraft was financed by a loan for 90% of the purchase price from Bombardier Capital, which primarily resulted in cash provided, by financing activities of $1,433,282 in the six-month period.

The Company has established a line of credit through First Interstate Bank and Trust Co. of Billings for an amount of up to $1,000,000. The actual line availability is based upon a borrowing formula related to accounts receivable, inventories, and accounts payable. The Company utilizes the line to supplement timing differences in cash flows. The maximum amount drawn on the line of credit during the quarter was $600,000. The Company also received a loan for 90%, or $1,125,000, of the purchase price of the Company's seventh aircraft.

Year 2000: The Company is continuing to work to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. The Company is in the process of replacing all of its internal computerized systems with year 2000 compliant systems. Hardware installation is complete. Approximately eighty percent of the Company's software systems have been replaced and are operating. Programming for the balance of the systems is complete, with migration and training for those systems scheduled to occur by March 31, 1998. The total cost to replace all of the hardware and software is estimated at $150,000. The Company contracts with a major computerized reservation company to accept passenger reservations. The vendor has represented that its systems are now year 2000 compliant in those areas for which the company contracts. The Company also relies on various computer systems used by the Federal Aviation Administration and other commonly used industry vendors to conduct flight operations. The Company continues to monitor the state of preparedness of these suppliers through direct contact, the Company's industry trade association, and industry publications. However, if the Company and the third parties upon which it relies are unable to adequately address this issue in a timely manner, it could result in a material financial risk to the Company.

Subsequent to quarter end, on January 12, 1998, the Company filed on form 8-K, under Item 5, a disclosure that it had entered into a letter of understanding with Northern Rockies Venture Fund Limited Partnership of Butte, Montana (NRVF). The letter of understanding provides for an investment by NRVF and affiliates in the Company's 1996 Series Common Stock in an amount no less than $125,000 and no greater than $225,000. The price was set at $1.75 per share, the last price paid in a public stock transaction as of the date of the finalization of negotiations. Completion of the transaction is contingent upon finalization of due diligence, document execution, and securities compliance and is expected to occur by February 25, 1999. The Company will utilize the funds invested for working capital requirements related to its expanded services in Montana and the DFW operations.

                  Part II.   Other Information

                   BIG SKY TRANSPORTATION CO.



Item 1.   Legal Proceedings

          There are no legal proceedings currently outstanding in which the Company is involved.


Item 2.   Change in Security

          No actions have been taken with respect to the modification of any class of security other then for exchange for outstanding securities of the Company.


Item 3.   Defaults Upon Senior Securities

          There have been no defaults in the payments of any securities by the Company.


Item 4.   Submission of Matter to a Vote of Security Holders

          No action has been taken requiring submission to a vote of the Company's stockholders and not matter has been submitted to the stockholders for voting.


Item 5.   Other Information

          Not applicable


Item 6.   Exhibits and reports on Form 8-K

(a)  Exhibits

     2:   The debtor's Supplement Disclosure Statement and Third
Plan of Reorganizations (filed August 30, 1991 on Company's Form 8-K report and incorporated herein by reference).

     4:   Specimen certificate for shares of the Common Stock of
the Company (filed as Exhibit 4(b) to Company's Report on Form 10-K for the year-ended June 30, 1985 and incorporated herein by reference).

     11: A new method for computing earnings per share has been established by SFAS No. 128 "Earnings per Share". The new standard simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. This standard has been applied retroactively.

     15: The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with its understanding of the rules and regulations of the Securities and Exchange Commission. These financial statements reflect, in the opinion of management, all adjustments (consisting only of recurring accruals) for fair presentation of the results of operations for the interim periods presented. However, these financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, statement of operations and cash flows in conformity with generally-accepted accounting principles. Results of operations for the three and six months ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. It is recommended that these interim financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's latest annual report on Form 10-KSB.

     18:  No change.

     19:  Not applicable

     20:  Not applicable

     23:  Not applicable

     24:  Not applicable

     25:  Not applicable

     28:  Not applicable

Reports on Form 8-K

     October 9, 1998 Form 8-K, Item #5 was filed announcing the expansion of Essential Air Service in South Central United
     States.

     January 12, 1999 Form 8-K, Item #5 was filed on the private placement of 1996 Series Common Stock with Northern Rockies
     Venture Fund Limited Partnership of Butte, Montana.

                    BIG SKY TRANSPORTATION CO.
                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BIG SKY TRANSPORTATION CO.
     Registrant



By: /s/ Kim B. Champney

Kim B. Champney
President  & CEO



February 15, 1999