Form 10QSB
period 1999-03-31
BIG SKY TRANSPORTATION CO
filed 1999-05-11
CIK 313522

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON DC  20549


                           FORM 10-QSB


     [x]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999


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


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     CLASS:    1996 Series Common Stock, no par value


     SHARES OUTSTANDING: at April 30, 1999;  1,255,982

                   BIG SKY TRANSPORTATION CO.
                           FORM 10-QSB


               For the Period-Ended March 31, 1999



                            CONTENTS


Part I    Financial Information


Item 1.   Financial Statements (condensed format):

     Balance Sheets
          March 31, 1999 (unaudited) and
          June 30, 1998 (audited)

     Income Statements
          Three months-ended and Nine months-ended
          March 31, 1999 and 1998 (unaudited)

     Cash flow Statements
          Nine months-ended March 31, 1999
          and 1998 (unaudited)

Item 2.   Management's Discussion and Analysis or
          Plan of Operation


Part II   Other Information


Item 1.   Legal Proceedings

Item 2.   Change in Security

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matter of a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and reports on Form 8-K

             Part I.  Financial Information, Item 1.
             Financial statements (condensed format)

                   BIG SKY TRANSPORTATION CO.
                         Balance Sheets

                                   March 31,           June 30,
                                       1999              1998
                                   (unaudited)         (audited)
ASSETS
Current Assets:
     Cash                     $    353,782        $      512,670
     Restricted cash               162,828               151,500
     Accounts receivable, net    1,594,634             1,398,470
     Expendable parts/supplies     516,997               329,262
     Inventory held for sale        30,000                30,000
     Prepaid expenses              141,572                53,753
     Total current assets        2,799,813             2,475,655

Property & Equipment:
     Flight equipment            2,207,221               680,491
     Capital lease facility        456,185               456,185
     Other property & equipment    479,542               202,086
                                 3,142,948             1,338,762
Accumulated depreciation          (592,818)             (465,175)
Net property & equipment         2,550,130               873,587

Deposits                            43,262                 7,258
Total assets                  $  5,393,205        $    3,356,500
                              ===================================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
     Notes payable            $    400,000        $         --
     Current long-term debt        166,216               179,836
     Current capital lease         269,276                 8,164
     Accounts payable              419,925               575,056
     Accrued expenses              557,386               459,307
     Traffic payable               279,422               189,769
     Total current liabilities   2,092,225             1,412,132

Long-term debt,excluding current 1,236,277               219,272
Capital lease, excluding current      --                 267,216
     Total liabilities           3,328,502             1,898,620
Stockholders' Equity
     Common stock, no par value
     Authorized 2,000,000 shares;
     1,255,982 outstanding         802,662               579,722
     Additional Paid-in Capital    372,205               228,909
     Retained earnings             913,689               673,102
     Less Treasury stock           (23,853)              (23,853)
     Stockholders' equity        2,064,703             1,457,880
     Total liability &
     stockholders' equity   $    5,393,205            $3,356,500
                              ===================================

               See notes to financial statements.

                   BIG SKY TRANSPORTATION CO.
                        Income Statements

                    Three months ended       Nine months ended
                    March 31,                March 31,

                    1999        1998         1999        1998
                       (unaudited)             (unaudited)

Operating Revenues:

Passenger     $2,073,826      946,315        5,497,823  2,290,638
Cargo             58,093       36,831          162,424     95,515
Public service 2,390,128    1,156,033        5,273,809  3,148,916
Other             18,679       33,010           94,762     69,068
Total          4,540,726    2,172,189       11,028,818  5,604,137

Operating Expenses:

Flying         1,836,830      820,893        4,526,945  2,159,393
Maintenance      837,008      439,824        1,946,120  1,160,815
Psgr service   1,064,490      426,769        2,352,290  1,112,312
Sales            336,035      140,211          836,297    353,699
General/Admin    315,297      184,084          717,047    476,496
Depreciation      74,648       24,601          155,889     67,429
Total          4,464,308    2,036,382       10,534,588  5,330,144

Operating Income
                  76,418      135,807          494,230    273,993

Other Income/(expenses):

Interest,net     (54,556)      (9,525)         (79,402)   (25,799)
Gain(loss)equip      588         --             (4,230)   146,637
Total            (53,968)      (9,525)         (83,632)   120,838

Income (loss)
before taxes
                  22,450      126,282          410,598   394,831

Income Tax Expense:
Current           (2,044)       9,351           26,715    30,103
Charge in lieu
 of taxes         13,354       42,242          143,296   129,594
Total             11,310       51,593          170,011   159,697

Net Income:
               $  11,140    $  74,689        $ 240,587 $ 235,134
             ====================================================
Per share data:

Basic earnings per
common share      $.01          $.07              $.21      $.22

Diluted earnings per
Common share      $.01          $.06              $.20      $.21

               See notes to financial statements.

                   BIG SKY TRANSPORTATION CO.
                      Cash Flow Statements



                                   Nine months-ended
                                   March 31,

                                   1999                   1998
                              (unaudited)            (unaudited)

Net cash provided (used):
     by operations             497,557                  58,789
     by investing           (1,888,877)                 11,435
     by financing            1,232,432                   8,758

Increase(decrease) in cash    (158,888)                 78,982
Cash at beginning of period    512,670                 544,706
Cash at end of period          353,782                 623,688

             PART I. Financial Information, Item 2.

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis or
                        Plan of Operation




Summary of Airline Operating Statistics:


                    Three months-ended       Nine months-ended
                    March 31,                March 31,


                    1999        1998         1999         1998

Passengers         24,681      11,755       64,017     30,128

Avg. passenger
trip (miles)          256         208          255        207

Revenue passenger
Miles           6,314,843   2,446,253   16,331,991  6,235,931

Available
seat miles     22,032,932   7,878,312   50,584,745 19,889,778

Passenger
load factor(%)    28.7        31.0           32.3        31.3

Aircraft miles  1,120,369     414,648    1,467,585  1,744,277

Yield per
Revenue passenger
mile (cents)      32.8        38.7           33.7        36.7

Freight pounds
Enplaned           78,165      54,233      125,046    142,222

Operating cost
per available
seat mile (cents) 20.3        25.8           20.8        26.8

Operating
break-even load
factor (%)        28.2        29.1           29.4        29.8

                   BIG SKY TRANSPORTATION CO.
             Management's Discussion and Analysis or
                        Plan of Operation



Analysis of Results for the three months-ended
March 31, 1999 and 1998:


As disclosed in the Company's filing on Form 8-K of October 9, 1998, the Company was selected by the U.S. Department of Transportation ("DOT") as an emergency air carrier replacement for Aspen Mountain Air ("AMA") to conduct Essential Air Service ("EAS") at eight communities in Arkansas, Oklahoma, and Texas. The service to these communities is via hubs at Dallas-Fort Worth ("DFW") and St. Louis. On November 15, 1998 the Company assumed responsibility for the provision of air service in these markets. Due to a shortage in available aircraft to start the service, the DOT agreed that the Company would use a "wet-lease" operator in conjunction with its own equipment to initiate 85% of the operation covered by the contracts to provide the service. The Company initially provided this service using two of its own aircraft and contracted with Merlin Express ("MEI") to operate two aircraft. The arrangement with MEI was terminated on February 19, 1999 with the delivery of three used Metro 23 aircraft to the Company. The following analysis of results includes the impact of this service collectively referred to as DFW operations.

                              Three months-ended
                              March 31,

                         1999           1998
                    (unaudited)    (unaudited)    Change

Operating Revenues:

Passenger           $2,073,826        946,315   1,127,511
Cargo                   58,092         36,831      21,261
Public service       2,390,128      1,156,033   1,234,095
Other                   18,679         33,010     (14,331)
Total                4,540,725      2,172,189   2,368,536


Total operating revenues in the third quarter of fiscal year 1999 totaled $4.5 million, versus $2.2 million in the same quarter of fiscal year 1998. Passenger revenues of $2.1 million in the quarter were $1.1 million, or 119% greater than the same quarter last year. Freight and other revenues were greater than the corresponding 1997 quarter by 10%. The increases in revenues were attributable to new scheduled air services between Billings MT and Kalispell MT, and Spokane WA initiated during the last quarter of fiscal 1998, new once daily service between Missoula, Kalispell and Spokane initiated during the second quarter this year, and the DFW operations. Revenue passengers enplaned during the quarter ended March 31, 1999 totaled 24,681, an increase of 12,926, or 110%, over the same quarter in 1998. The average passenger fare during the quarter was $84.04 compared to $80.50 during the same quarter in fiscal 1998.

Public service revenues in the third quarter of fiscal year 1999 were $2.4 million compared to $1.2 million during the same quarter of fiscal year 1998. The doubling of the revenues was the result of the DFW operations during the entire three month period of fiscal 1999.



                              Three months-ended
                              March 31,

                         1999           1998
                    (unaudited)    (unaudited)      Change


Operating Expenses:

Flying              1,836,830           820,893    1,015,937
Maintenance           837,008           439,824      397,184
Psgr service        1,064,490           426,769      637,721
Sales                 336,035           140,211      195,824
General/Admin         315,297           184,084      131,213
Depreciation           74,648            24,601       50,047
Total               4,464,308         2,036,382    2,427,926


Total operating expense in the third quarter totaled $4.5 million compared to $2.0 million in the second quarter of fiscal 1998, an increase of 118%. All expense categories increased due to two factors. The first cause was the addition of the DFW operations, including continuing start up costs involved with aircraft acquisitions, transition of the wet-lease operation, and the move to a superior facility at the DFW airport. The second factor was the expansion of the route system in Western Montana and Spokane.


Flying operations expense experienced the greatest increase of $1.0 million, or 124%. The primary reasons for this increase were costs associated with the DFW operations and the expansion of the Company operations based in Montana. The largest increases included, flight crews associated with DFW operations, aircraft ownership and related costs, fuel usage for the increased operations, and flight crew training expense.

Maintenance expense increased by $397 thousand, or 90%, over the third quarter 1998. The increase was primarily attributable to the doubling of the fleet of aircraft from six in the third quarter of fiscal 1998 to twelve at the end of the current period, and the opening and expansion of the maintenance base to support the DFW operations and its expanded fleet. To a lesser extent, the increase is also attributed to higher average daily aircraft utilization in the expanded Montana operation. The company took delivery of four aircraft in the current period.

Passenger service expense increased by $638 thousand, or 149% in the third quarter of fiscal 1999 compared to the same period in 1998. The increase is attributable to several factors related to expanded services in Montana and the DFW operations. Nine new stations were opened and two contract handling operations were added to support the DFW operations. Increased contract ground handling expenses were also realized to support the expanded service in Western Montana and Spokane. Air traffic liability insurance, landing fees, and passenger security fees relating to the expanded fleet, services, and passengers also contributed to the increase. During the period the Company changed contract ground handling agents at DFW. The service is now handled by Delta Airlines in its Terminal E at DFW Airport. The new contract provides for dedicated gate, ramp, and office space, while also providing superior customer service.

Sales expense increased by $196 thousand, or 140%, over the third quarter of 1998. This increase is attributed to higher travel agency commission expense and computer reservation services ("CRS fees") associated with the increased passengers and passenger revenues, significant expansion of the Company's reservations department, and advertising and promotional expense.

General and administrative expense was $131 thousand, or 71%, greater than the third quarter of fiscal 1998. The increase is attributable to costs associated with the additional administrative staff required for the increased operations and revenues, and expenses related to the annual meeting of shareholders in February. Legal and professional expenses also increased due to the addition of four aircraft, services related to a private offering of the Company's Common Stock, and ongoing development of the Company's new computer systems.

Depreciation expense was $50 thousand, or 203%, greater than the third quarter of fiscal 1998. The increase results from the purchase of an aircraft in the prior quarter, purchase of a spare aircraft engine in the third quarter of fiscal 1998, acquisition of new, year 2000 compliant, computer hardware and software, and the purchase of ground equipment, vehicles, and maintenance tooling for the stations in the DFW operation.



Analysis of Results for the nine-months ended
March 31, 1999 and March 31, 1998


                              Nine months-ended
                              March 31,

                         1999           1998
                    (unaudited)    (unaudited)      Change

Operating Revenues:

Passenger      $    5,497,823       2,290,638          3,207,185
Cargo                 162,424          95,515             66,909
Public service      5,273,809       3,148,916          2,124,893
Other                  94,762          69,068             25,694
Total              11,028,818       5,604,137          5,424,681



Total revenues of $11.0 million for the nine months ended March 31, 1999 were $5.4 million, or 97%, greater than the nine months ended March 31, 1998. The primary reasons for the increase were the expanded services in Montana that impacted the full period in the current year as compared to two quarters of the prior period, and the new DFW operations that commenced in November 1998. Passenger revenues increased by $3.2 million, or 140%, and public service revenues increased by $2.1 million, or 67%. Total passengers of 64,017 were 112% greater than the nine month period in 1998.


                              Nine months-ended
                              March 31,

                         1999           1998
                    (unaudited)    (unaudited)      Change

Operating Expenses:

Flying         $    4,526,946       2,159,393          2,367,553
Maintenance         1,946,119       1,160,815            785,304
Psgr service        2,352,290       1,112,312          1,239,978
Sales                 836,297         353,699            482,598
General/Admin         717,047         476,496            240,551
Depreciation          155,889          67,429             88,460
Total              10,534,588       5,330,144          5,204,444


Consistent with the quarterly results, all expense categories increased significantly in the nine months ended March 31, 1999 compared to the period ended March 31, 1998.

Flying operations expense increased by $2.4 million, or 110%, in the nine months ended March 31, 1999 versus March 31, 1998. The increase is attributable to costs related to the fleet expansion, additional flight crews, fuel, and aircraft wet lease and charter costs, required for the new and expanded services.

Maintenance expenses were $785 thousand, or 68%, greater in the 1999 period versus the 1998 period. The increase is directly attributable to the expanded fleet and aircraft utilization associated with the new and expanded services.

Passenger service expense for the nine month period ended March 31, 1999 was $1.2 million, or 111%, greater than the same period in 1998. This increase was primarily related to more contract ground handling services, new and increased station related activities, flight dispatch, and air traffic liability insurance.
Sales and marketing expenses increased by $483 thousand, or 136%, in the 1999 period over the 1998 period. The principle factors related to the increase were travel agency commissions and CRS booking fees associated with the significant increase in passengers and revenues, advertising and promotional expenses, and reservations related expenses.

General and administrative expense in the nine months ended March 31, 1999 were $241 thousand, or 50%, greater than the nine months ended March 31, 1998. The increase is primarily attributable to increased administrative personnel and legal and professional fees associated with the expanded services. Additional expenses were also incurred for the promotion of the Company's twentieth anniversary and the installation of the new hardware and software systems.

Depreciation expense was $88 thousand, or 131%, greater in the nine month period of 1999 versus 1998. The increase is attributed to the purchase of an aircraft, acquisition of a spare aircraft engine in the third quarter of last fiscal year, new computer hardware and software, and ground support, vehicles, and maintenance equipment for the DFW operation.



Liquidity and Capital Resources:

Net non-operating expense was $65 thousand for the three months ended March 31, 1999, compared to $61 thousand for the March 1998 quarter. Interest expense during the quarter include the use of the Company's line of credit to support the expansion in the DFW operations, and interest associated with the loan related to the purchase of the aircraft. Pursuant to the Company's Chapter 11 Reorganization "Fresh Start" reporting adopted in 1991, a $13 thousand charge in lieu of tax was recorded in the March 1999 quarter compared to $42 thousand in the March 1998 period.

The quarter ended March 1999 generated an operating income of $76 thousand, and net income of $11 thousand, compared to operating income of $136 thousand and net income of $75 thousand during the same period in 1998. Despite the significant increase in revenues, the third quarter is historically the weakest passenger revenue period of the year. This seasonality is much more dramatic in the DFW operation than in the Montana operation. The current quarter operating results also reflect continued start-up related costs associated with the DFW operations. Operating income for the nine months ended March 31, 1999 was $494 thousand and net income was $241 thousand. This compares to operating income of $274 thousand and net income of $235 thousand in the 1998 nine month period.

A review of current liquidity and capital resources are as follows:

                         Working Capital          Current Ratio

Year-end June 30, 1998      $1,063,523                 1.8: 1
Quarter-end March 31, 1999    $707,588                 1.3: 1


                         Long-term Debt           Stockholder's
               (excluding current portion)             Equity

Year-end June 30, 1998        $486,488              $1,457,880
Quarter-end March 31, 1999  $1,236,277              $2,064,703


Stockholder equity at March 31, 1999 increased 41.6% over the balance at the fiscal year ended June 30, 1998. The Company is current on all of its debt service obligations. In the current quarter the Company raised $235 thousand from the private sale of 134,372 shares of 1996 Series Common Stock. The transaction was reported on Form 8K during the quarter.

Cash provided by operations in the nine months ended March 31, 1999 was $497,557. Cash used in investing activities was $1,888,877 during the period. The Company purchased a Metro III aircraft during the period for $1,250,000, and also acquired other parts and components to support the increased fleet for the DFW operations. In the current period ground equipment, vehicles, and maintenance tooling and support equipment was purchased for the facilities in
the DFW operation.   The high gross weight aircraft was financed by
a loan for 90% of the purchase price from Bombardier Capital. That financing together with the aforementioned private placement of Common Stock resulted in cash provided by financing activities of $1,232,432 in the nine-month period.

The Company has established a line of credit through First Interstate Bank and Trust Co. of Billings for an amount of up to $1,000,000. The actual line availability is based upon a borrowing formula related to accounts receivable, inventories, and accounts payable. The Company utilizes the line to supplement timing differences in cash flows. The maximum amount drawn on the line of credit during the quarter was $1,000,000. The average outstanding balance under the line of credit is approximately $400,000. A balloon payment is scheduled to mature on the Company's hangar and office facility in October 1999. As such, the remaining obligation under the capital lease has been reclassified from a long-term liability to a current liability. The Company is in the final stages of negotiating long term financing to liquidate the balloon payment.

Year 2000: The Company is continuing to work to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date sensitive. The Company is in the process of replacing all of its internal computerized systems with year 2000 compliant systems. Hardware installation is complete. Approximately eighty-five percent of the Company's software systems have been replaced and are operating. Programming for the balance of the systems is complete, with migration and training for those systems scheduled to occur by June 1999. The total cost to replace all of the hardware and software is estimated at $150,000. The Company contracts with a major computerized reservation company to accept passenger reservations. The Company has successfully tested the systems ability to accept passenger reservations and display its flight schedule at various dates after January 1, 2000. The Company also relies on various computer systems used by the Federal Aviation Administration and other commonly used industry vendors to conduct flight operations. The Company continues to monitor the state of preparedness of these suppliers through direct contact, the Company's industry trade association, and industry publications. However, if the Company and the third parties upon which it relies are unable to adequately address this issue in a timely manner, it could result in a material financial risk to the Company.

                    Part II.  Other Information
                     BIG SKY TRANSPORTATION CO.


Item 1.   Legal Proceedings

          There are no pending legal proceedings which the Company is involved, with the exception of the following routine litigation that is incidental to the Company's business: (1) Adispute between the Company and Worldwide Aviation Services, Inc. regarding a contested account for aircraft repairs totaling $17,932.29. Litigation was commenced by Wordwide Aviation Services, Inc. against the Company in the Circuit Court of Green County, Missouri on April 15, 1999; (2) Employment greivances concerning the Company's discharge of two of its polits, Robert Anderson and Roger Muchmore, in March, 1998. Said grievances seek reinstatement, back pay and benefits, are pending before a System Board of Adjustment in accordance with the Company's Collective Bargaining Agreement with United Transportation Union.


Item 2.   Change in Securities and Use of Proceeds

          No actions have been taken with respect to the modification of any class of security other then for exchange for outstanding securities of the Company. No matters have arisen with respect to the use of proceeds from any securities offering.


Item 3.   Defaults Upon Senior Securities

          There have been no defaults in the payments of any securities by the Company.


Item 4.   Submission of Matter to a Vote of Security Holders

          On February 25, 1999, the Company conducted its Annual Meeting of Shareholders. As of January 8, 1999, the record date, there were 1,116,010 common shares outstanding and entitled to vote. At the meeting, the following Directors were elected to serve a one-year term: Jon Marchi, Kim B. Champney, Jack K. Daniels, Craid Denney, Alan D. Nicholson, and Stephen D. Huntington. The minimum number of shares voting for any Director as 746,552. Total number of votes withheld or abstained, including broker nonvotes, was 18,440. The shareholders ratified the appointment of Eide Bailly & Co. as the Company's auditors for the 1999-2000 fiscal year by a vote of 767,592 shares. The total number of votes withheld or abstained including broker nonvotes was 940.

Item 5.   Other Information

          Not applicable


Item 6.   Exhibits and reports on Form 8-K

(a)  Exhibits

     2:   The debtor's Supplement Disclosure Statement and Third
Plan of Reorganizations (filed August 30, 1991 on Company's Form 8-K report and incorporated herein by reference).

     3:   (i) The Company's Articles of Incorporation Incorporating
Amendments and Restated Bylaws were filed as Exhibits 2.1 and 2.2 to the Company's Form 8-A Registration filed August 23, 1997, and incorporated herein by reference.

     4:   Specimen certificate for shares of the Company's 1996 Series
Common Stock was filed as Exhibit 1.1 to the Company's Form 8-A Registration filed August 23, 1997, and incorporated herein by reference.

     10: (a) DOT Order 98-9-12, issued September 14, 1998, provided for selection of the Company as Essential Air Service carrier for seven Montana points with a hub at Billings, Montana, and one daily trip between Sidney and Bismarck, through November 30, 2000. Se Exhibit 10(a) to the Company's report on Form 10-K filed September 25, 1998, incorporated herein by reference.
          (b) DOT Order 98-10-9, issued October 7, 1998, provided for section the Company as Essential Air Service carrier for eight points in Arkansas, Oklahoma, and Texas, with a hub at Dallas, Texas, through November 30, 1999. See Exhibit 28 to the Company's report on Form 10-QSB filed November 16, 1998, incorporated herein by refernce.

     11: A new method for computing earnings per share has been established by SFAS No. 128 "Earnings per Share". The new standard simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. This standard has been applied retroactively.

     15: The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with its understanding of the rules and regulations of the Securities and Exchange Commission. These financial statements reflect, in the opinion of management, all adjustments (consisting only of recurring accruals) for fair presentation of the results of operations for the interim periods presented. However, these financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, statement of operations and cash flows in conformity with generally-accepted accounting principles. Results of operations for the three and nine months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. It is recommended that these interim financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's latest annual report on Form 10-KSB.

     18:  No change.

     19:  Not applicable

     20:  Not applicable

     22:  Not applicable

     23:  Not applicable

     24:  Not applicable

     25:  Not applicable

     27:  Not applicable

Reports on Form 8-K

     October 9, 1998 Form 8-K, Item #5 was filed announcing the expansion of Essential Air Service in South Central United
     States.

     January 12, 1999 Form 8-K, Item #5 was filed on the letter of understanding for a private placement of 1996 Series Common
     Stock with Northern Rockies Venture Fund Limited Partnership of Butte, Montana.

     March 1, 1999 Form 8-K, Item #5 was filed regarding the finalization of a private placement of 1996 Series Common
     Stock with the Northern Rockies Venture Fund Ltd. of Butte,
     Montana.

                   BIG SKY TRANSPORTATION CO.
                            Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BIG SKY TRANSPORTATION CO.
     Registrant



By: /S/  Kim B. Champney

Kim B. Champney
President  & CEO



May 7, 1999