Form 10QSB
period 1999-09-30
BIG SKY TRANSPORTATION CO
filed 1999-11-15
CIK 313522

U.S. SECURITIES AND EXCHANGE COMMISSION
                    	WASHINGTON DC  20549


                        	FORM 10-QSB


         	[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             	OF THE SECURITIES EXCHANGE ACT OF 1934

        	for the quarterly period ended September 30, 1999


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


	SHARES OUTSTANDING: at November 12, 1999:  1,262,462

                  	BIG SKY TRANSPORTATION CO.
                         	FORM 10-QSB

           	For the Period-Ended September 30, 1999


                          	CONTENTS


Part I	Financial Information

Item 1.	Financial Statements (condensed format):

	Balance Sheets
		September 30, 1999 (unaudited) and
		June 30, 1999 (audited)

	Income Statements
		Three months-ended September 30, 1999 and
		1998 (unaudited)

	Cash flow Statements
		Three months-ended September 30, 1999
		and 1998 (unaudited)


Item 2.	Management's Discussion and Analysis or
		Plan of Operation


Part II	Other Information

Item 1. Legal Proceedings

Item 2. Change in Securities nd Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matter to a Vote of Security Holders

Item 5. Other Information

Item 6.	Exhibits and reports on Form 8-K

                	Part I.  Financial Information, Item 1.
                 Financial statements (condensed format)
                      	BIG SKY TRANSPORTATION CO.
                          	Balance Sheets

                              					September 30,          	June 30,
                           							    1999              			  1999
                            							(unaudited)           		(audited)
ASSETS
Current Assets:
	Cash	                        					$	639,217            	$	  220,294
	Restricted cash                					150,405	             	  137,500
	Accounts receivable, net     		   1,918,250             		1,698,313
	Income tax refund receivable		       44,972             		   35,603
	Expendable parts/supplies		        	505,163		               444,882
	Inventory held for sale			           30,000	             	   30,000
	Prepaid expenses			                	183,541	             	  111,360
	Deferred income taxes	            		150,407             		   69,000
	Total current assets			           3,621,955              	2,746,952

Property & Equipment:
	Flight equipment	            		   2,452,909	              2,329,732
	Capital lease facility	           		456,185             		  456,185
	Other property & equipment		        444,337	             	  509,031
							                            3,353,431              	3,294,948
Accumulated depreciation			         (544,944)	              (592,357)
Net property & equipment			        2,808,487         	     2,702,591

Deposits                      							114,986	                176,991
Total assets			               		$  6,545,428             		5,626,534
                           						===================================

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
	Notes payable                				$	800,000             	$	  700,000
	Current long-term debt		          	175,140	              	  190,169
	Current capital lease	           		265,110	              	  267,216
	Accounts payable			              1,367,988                  856,073
	Accrued expenses			                802,663	              	  296,930
	Traffic payable				                632,053	              	  296,930
	Total current liabilities		      4,042,954              		2,906,825

Long-term debt,excluding current  1,162,110               	1,192,981
Capital lease, excluding current	   - 0 -                     - 0 -
	Total liabilities			             5,205,064              		4,099,806
Stockholders' Equity
	Common stock, no par value
	Authorized 2,000,000	shares;
	1,245,302 outstanding 	       	    814,225            	  	  814,225
	Additional Paid-in Capital	        242,034            	  	  242,034
	Retained earnings			               307,958               	  494,322
	Less Treasury stock			             (23,853)                 (23,853)
	Stockholders' equity			          1,340,364          	     1,526,728
	Total liability &
	stockholders' equity    	   	$	  6,545,428          	$    5,626,534
                           						===================================

	See notes to financial statements.

                     	BIG SKY TRANSPORTATION CO.
                        	Income Statements



                                  							Three months-ended
                                    							September 30,

                              		  					1999         			  1998
                              						(unaudited)  	  (unaudited)

Operating Revenues:
	Passenger	                       		$	2,492,977	  	   1,441,719
	Cargo	                        			   	   63,247  		      41,407
	Public service                    			2,517,617  		   1,148,491
	Other					                              24,518  		      49,379
	Total                           					5,098,359  		   2,680,996

Operating Expenses:
	Flying                       			     2,192,089  		     965,738
	Maintenance                   		     1,191,357	  	     541,222
	Passenger service	                   1,174,961         506,792
	Sales                         				  	  381,611	  	     209,122
	General/Administrative	                308,938  		     186,716
	Depreciation                      			   79,983  		      29,588
	Total                           					5,328,939  		   2,439,178

Operating Income              	 	      (230,580)     			241,818

Other Income/(expenses):
	Interest, net                     			  (55,414)       	(12,046)
	Gain (loss) equipment	                     200      			   (102)
	Total					                             (55,214)	     		(12,148)

Income before taxes                			 (285,794)	 	     229,670

Income Tax provision (Benefit):         (99,429)     			 91,330


Net Income:                       			$	(186,365)    		$	138,340
                         					====================================


Per share data:

	Basic earnings per
	common share	                     		   ($.15)	       		  $.12

	Diluted earnings per
	Common share                     			   ($.14)       			  $.12



	See notes to financial statements.

                         	BIG SKY TRANSPORTATION CO.
                           	Cash Flow Statements



                                  								Three months-ended
                                     								September 30,

                                								1999	        		   1998
                             							(unaudited)   	   (unaudited)

Net cash provided (used):
	by operations	                    			552,607         			219,573
	by investing		                 	    (185,678)	    	    (133,342)
	by financing	                     			 51,994	         		(83,283)

Increase in cash	                  			418,923         			  2,948
Cash at beginning of period	         	220,294	         		512,670
Cash at end of period		              	639,217	         		515,618

                 	PART I. Financial Information, Item 2.

                       	BIG SKY TRANSPORTATION CO.
                	Management's Discussion and Analysis or
                            	Plan of Operation




Summary of Airline Operating Statistics:


                             						Three months-ended
                                						September 30,

                                                     											% change
                         						  1999          		 1998        		 +/(-)

Passengers carried          			31,793         		16,006         	  98.6

Average passenger
trip (miles)	               			   267	         	   258         	   3.3

Revenue passenger miles  	  8,479,132	       4,133,863         	 105.1

Available seat miles	    	 25,768,465	      11,849,407         	 117.5

Passenger load factor (%)	    	 32.91	         	 34.89            (5.7)

Aircraft miles         			  1,356,235     	    623,908	          117.4

Yield per revenue
passenger mile (cents)       		 29.40	         	 34.88	          (15.7)

Freight pounds enplaned	       82,023	          46,881            75.0

Operating cost per
available seat mile (cents)	    20.68	         	 20.58         	   0.5

Operating break-even load
factor (%)		                			 34.39         		 31.74	            8.4

                     	BIG SKY TRANSPORTATION CO.
                	Management's Discussion and Analysis or
                           	Plan of Operation



Analysis of Results for the three months-ended
September 30, 1999 and 1998:


On November 15, 1998 Big Sky commenced service under an Essential Air
Service ("EAS") contract with the U.S. Department of Transportation ("DOT") to eight communities in the south central U.S. as disclosed in a Form 8-K filing dated October 9, 1998. This service resulted in a substantial increase in the size and scope of our business, herein referred to as the DFW operations.


                              			Three months-ended
                              						September 30,

                         						1999	          		1998
                    								(unaudited)    	(unaudited)     	  Change

Operating Revenues:
	Passenger               		$	2,492,977	     1,441,719     		1,051,258
	Cargo	                		   	   63,247	        41,407	     	   21,840
	Public service            		2,517,617 	    1,148,491       1,369,126
	Other                   				   24,518	        49,379     		  (24,861)
	Total	                   			5,098,359	     2,680,996     		2,417,363


Total operating revenues in the first quarter of fiscal year 2000 were $5.1 million, 90% greater than revenues of $2.7 million in the same quarter of fiscal year 1999.

Passenger revenues of $2.5 million in the quarter were $1.1 million, or 73% greater than the same quarter last year. The increase in passenger revenue was attributable to: (1) the new DFW operation; (2) increased traffic in our western Montana routes; and (3) connecting traffic in Montana related to our code-share agreement with Northwest Airlines that began June 2, 1999.
Revenue passengers enplaned during the quarter ended September 30, 1999 totaled 31,793, an increase of 15,787, or 99%, over the same quarter in 1998. The average passenger fare during the quarter of $78.41 was $11.66, or 13%, less than the average passenger fare during the same quarter in fiscal 1999. The average fare decrease is attributable to lower yields in the DFW operation, and in the connecting traffic carried under the code-share agreement with Northwest Airlines.

Public service revenues in the first quarter of fiscal year 2000 were $2.5 million compared to $1.1 million during the same quarter of fiscal year 1999. The increase of $1.4 million, or 119%, was due to the addition of the DFW operations.

                               Three months-ended
                                September 30,

                          	1999              		1998
                  						(unaudited)       	(unaudited) 	  	  Change

Operating Expenses:
	Flying	            	    2,192,089	           965,738	    	1,226,351
	Maintenance        	    1,191,357      	     541,222    		  650,135
	Passenger service       1,174,961      	     506,792     	  668,169
	Sales            			      381,611      	     209,122    		  172,489
	General/Admin      	      308,938      	     186,716    		  122,222
	Depreciation	              79,983      	      29,588         50,395
	Total	            		    5,328,939	         2,439,178    		2,889,761


Total operating expenses in the first quarter totaled $5.3 million compared to $2.4 million in the first quarter of fiscal 1999, an increase of 118%. All expense categories increased substantially as a result of the DFW operations. Two other factors also contributed to the expenses increasing at a greater rate than revenues, (1) severe pilot attrition to larger airlines, and (2) non-scheduled engine maintenance.

Flying operations expense increased by 127% to $2.2 million. In the current quarter we operated a fleet of thirteen Metro aircraft compared to six Metro aircraft in the prior year. Available seat miles were 25.8 million in the current period, an increase of 117% over the prior year. These increases were a result of the DFW operations and expanded service in western Montana, and had a proportionate impact on all flying operation expense categories. During the quarter we suffered the loss of 25% of our pilot workforce, compared to our normal turnover rate of 10-15% annually. We believe this spike in the turnover rate was the result of increased hiring by larger airlines in response to a reinterpretation of the existing flight and duty time rules by the Federal Aviation Administration ("FAA") that must be complied with by December 15, 1999. These rules affect all Part 121 and Part 135 air carriers, and also led to a need for a 3% increase in our pilot staffing as well. The cost of hiring, training, and related expenses to replace the attrition and expand the staff was approximately $300,000 in the quarter, and approximately $250,000 more than the prior year.

Maintenance expense increased by $650,135, or 120%, over the first quarter 1999. The increase was attributable to the increased fleet size and operations, as well as non-scheduled engine maintenance events that occurred at a higher rate than we normally experience. The non-scheduled maintenance costs were approximately $100,000 greater than the prior period.

Passenger service expense increased by $668,169, or 132% in the first quarter of fiscal 2000 compared to the same period in fiscal 1999. This increase is directly related to the DFW operation and its higher cost of doing business, and expanded services in western Montana and Bismarck, North Dakota.

Sales expense increased by $172,489, or 82%, over the first quarter of 1999. Increases in reservations related expense, traffic commissions, and advertising were a result of the DFW operations, expanded services in Montana, and the increase in passenger traffic.

General and administrative expense was $122,222, or 65%, greater than the first quarter of fiscal 1999. The increase is attributed to more administrative management and other personnel due to the expanded operations, and increased legal and professional fees.

Depreciation expense was $50,395, or 170%, greater than the first quarter of last fiscal year. In October 1998 we purchased a Metro III aircraft that is being depreciated over ten years, and accounts for approximately one-half of the increase. The remainder of the increase is due to the acquisition of ground support equipment, maintenance tooling and rotable spare parts needed to support the expanded fleet and operation.

Net non-operating income was $44,216 for the three months ended September 1999, compared to non-operating expense of $103,478 for the September 1998 quarter. Interest expense of $55 thousand in the current period was offset by a credit provision for federal income tax of $99 thousand. The prior year interest expense was $12 thousand, and the provision for state and federal tax was $91 thousand. The increase in interest expense is due to debt service for the Metro III purchased in October 1998, and use of our line of credit in the current period.

The quarter ended September 1999 generated an operating loss of $230,580, and net loss of $186,365, compared to operating income of $241,818 and net income of $138,340 during the same period in 1998. The pilot shortage problem was the major cause of the negative financial operating performance in the current period. Beyond the large expense of training replacement pilots ($280 thousand), we were forced to cancel 245 flights during the quarter due to the lack of flight crews which resulted in a loss of approximately $160 thousand in revenues. Costs for crew overtime pay, temporary duty assignments, passenger reaccomodation, and additional customer service items increased total expenses by approximately $75 thousand. All told the economic impact of the crew attrition problem exceeded $500 thousand in the period.



A review of current liquidity and capital resources are as follows:

Cash provided by operations in the three months ended September 30, 1999 was $552,607. During the quarter Big Sky joined the Airline Reporting Corporation ("ARC"), the clearing house for travel agency sales settlements. Membership in ARC allows travel agents to sell tickets using our two letter airline code, GQ, and remit payment directly to us. This arrangement has significantly improved our cash flow timing from travel agent sales and increased our air traffic liability balance. Previous to our ARC membership travel agents sold tickets for travel on Big Sky utilizing another airlines code and remitted payment to those airlines. Big Sky was then paid by the other airlines after travel was provided and our billing was submitted.
The new relationship improves cash flow from travel agent sales by 45 - 90 days. Cash used in investing activities was $185,678 during the period.
Cash provided by financing activities was $51,994 in the three-month period.

                    					Working Capital	        	Current Ratio

Year-end June 30, 1999	     ($159,873)	        		     .95: 1
Quarter-end
September 30, 1999     		   ($402,999)	         	     .90: 1


                   					Long-term Debt          			Stockholder's
         			   (excluding current portion)	           Equity

Year-end June 30, 1999	    $1,192,981	          		  $1,526,728
Quarter-end
September 30, 1999   		    $1,162,110           		  $1,340,363


Stockholder's equity at September 30, 1999 decreased 12.2% in the first fiscal year quarter ended September 1999 as a result of the net loss. The Company is current on all of its debt service obligations.

The Company has established a line of credit through First Interstate Bank and Trust Co. of Billings for an amount of up to $1,500,000. The maximum amount drawn on the line of credit during the quarter was $1,100,000. The average outstanding balance under the line of credit was approximately $600,000. During the period we completed the construction of a new corporate office facility to house all of our administrative functions. This facility eliminated the need for three locations that had been rented on a month to month basis. Big Sky paid interest on a construction loan for the facility during the quarter and has negotiated the terms of a long-term lease for the new facility and our existing hangar facility. The lessor of both facilities is Jon Marchi, Chairman of Big Sky Transportation Co., who has been lessor of the current hangar facility since 1994.

Our current EAS contract covering the DFW operation expires on November 30,1999. We have submitted our proposal to the DOT to continue the services in the region for the two-year period commencing December 1, 1999. There are no competitive proposals at the present time, and we anticipate negotiating the terms of the new contract before the expiration date of the present contract. The EAS contract that covers our Montana points expires on November 30, 2000. We have held the Montana EAS contract continuously since 1980.

Year 2000: Big Sky is working to resolve the potential impact of the year 2000 on the ability of our computerized information systems to accurately process information that may be date sensitive. We have replaced all of our internal computerized systems with new, year 2000 compliant hardware and software. Testing of all of the systems is complete and all are operational. The total cost for the replacement, conversion and training was approximately $200,000. We have successfully tested the ability of our computerized reservation system contractor to accept reservations and display our flights after January 1, 2000. We have purchased and installed a new year 2000 compliant telephone system in our new office facility that now houses our internal reservations department and our flight dispatch department at a cost of approximately $72,000. We rely on the various computer systems used by the FAA and other commonly used industry vendors in order to conduct our daily flight operations. We also rely on many utility companies and telecommunications service providers at our various station facilities. We continue to monitor the state of preparedness of these suppliers through direct contact, our industry trade association, and media sources.
However, if Big Sky and the third party suppliers upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to Big Sky.

                  	Part II.   Other Information

                   	BIG SKY TRANSPORTATION CO.

Item 1. Legal Proceedings

        There are no pending legal proceedings which Big Sky is involved with the exception of the following routine letigation that is incidental to Big Sky's business: A dispute between Big Sky and the Oklahoma State Board of Equalization concerning a penalty related to the late filing of property tax returns. Litigation was commenced in the Oklahoma Court of Tax
Review and the District Court of Oklahoma County, Oklahoma, on September 27, 1999. Two legal proceedings previously reported were resolved reported were resolved during the quarter: Litigation with Worldwide Aviation Services, Inc. concerning a dispute over aircraft repairs, and employment grievances over two of Big Sky's former pilots, Robert Anderson and Robert Muchmore. These matters were resolved by settlement without material impact on Big
Sky.


Item 2. Change in Securities and Use of Proceeds

        No actions have been taken with respect to the modification of any class of security other then for exchange for outstanding securities of the Company. No matter have arisen with respect to the use of proceeds from any securities offering.


Item 3. Defaults Upon Senior Securities

        There have been no defaults in the payments of any securities by the Company.


Item 4. Submission of Matter to a Vote of Security Holders

        There were no matter submitted to a vote of security holders during the period.


Item 5. Other Information

        Not applicable


Item 6.	Exhibits and reports on Form 8-K


A)	Exhibits

	2:	The debtor's Supplement Disclosure Statement and Third Plan of
 Reorganizations (filed August 30, 1991 on Company's Form 8-K report and incorporated herein by reference).


 3: (I) and (II) The Company's Articles of Incorporation Incorporating Amendments and Restated Bylaws were filed as Exhibits 2.1 and 2.2 to the Company's Form 8-A Registration filed August 23, 1997, and incorporated herein by reference.

	4:	(a) Specimen certificate for shares of the Company's 1996 Common Stock was filed as Exhibit 1.1 to the Company's Report Form 8-A Registration
filed August 2, 1997, and incorporated herein by reference.

10: (a) DOT Order 98-9-12, issued September 14, 1998, provided for selection of the Company as Essential Air Service carrier for seven Montana points with a hub at Billings, Montana, and one daily trip between Sidney and Bismarck, through November 30, 2000. See Exhibit 10(a) to Company's report on Form 10-K filed September 25, 1998, incorporated herein by reference.
    (b) DOT Order 98-10-9, issued October 7, 1998 provided for selection of the Company as Essential Air Service carrier for eight points in Arkansas, Oklahoma and Texas, with a hub at Dallas, Texas, through November 30, 1999. See Exhibit 28 to the Company's report on Form 10-QSB filed November 16, 1998, incorporated herein by reference.

11: A new method for computing earnings per share has been established by SFAS No. 128 "Earnings per Share". The new standard simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. This standard has been applied retoactively.

15:	The accompanying unaudited condensed financial statements have been prepared by the Company in accordance with its understanding of the rules and regulations of the Securities and Exchange Commission. These financial statements reflect, in the opinion of management, all adjustments (consisting only of recurring accruals) for fair presentation of the results of operations for the interim periods presented. However, these financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, statement of operations and cash flows in conformity with generally-accepted accounting principles. Results of operations for the three month-ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. It is recommended that these interim financial statements be read in conjunction with the financial statements and notes thereto, included in the Company's latest annual report on Form 10-KSB.

18:	No change.

19:	Not applicable

20. Not applicable

22: Not applicable

23:	Not applicable

24:	Not applicable

25:	Not applicable

27: Not applicable


B)	Reports on Form 8-K

	No reports on Form 8-K were filed during the September 1999 quarter.


C)	Item	27		Financial Data Schedule
				(Only for filings via EDGAR)

                   	BIG SKY TRANSPORTATION CO.
                         	Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BIG SKY TRANSPORTATION CO.
	Registrant



By:_______________________

s/s Kim B. Champney
    President  & CEO



November 12, 1999