Form 10QSB
period 1999-12-31
BIG SKY TRANSPORTATION CO
filed 2000-02-15
CIK 313522

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-QSB

          (X)      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended December 31, 1999

          [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                   CHANGE ACT

         for the transition period ________________ to ________________

                          Commission file number 1-7991


                           BIG SKY TRANSPORTATION CO.
                           --------------------------
        (exact name of small business issuer as specified in its charter)

          MONTANA                                             81-0387503
          -------                                             ----------
 (state of other jurisdiction of incorporation              (I.R.S. employer
 or organization)                                          identification no.)

                               1601 AVIATION PLACE
                      BILLINGS LOGAN INTERNATIONAL AIRPORT
                               BILLINGS, MT 59105
                                 (406) 247-3910
                                 --------------
              (address of registrant's principal executive offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90
days.                                                     YES [X]          NO[ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS:   1996 Series Common Stock, no par value

                  SHARES OUTSTANDING:  At February 10, 2000:  1,264,462

                           BIG SKY TRANSPORTATION CO.
                                   FORM 10-QSB

                     For the Period-Ended December 31, 1999

                                    CONTENTS


Part I    Financial Information

Item 1.   Financial Statements (condensed format):

          Balance Sheets
                   December 31, 1999 (unaudited) and
                   June 30, 1998 (audited)...............................................3

               Income Statements
                   Three months-ended and six months-ended
                   December 31, 1999 and 1998.............................................4

               Cash Flow statements
                   Six months-ended December 31, 1999 and 1998 (unaudited)...............5

Item 2.   Management's Discussion and Analysis or Plan of Operation............................6-13

Part II   Other Information

Item 1.   Legal Proceedings......................................................................14

Item 2.   Change in Security.....................................................................14

Item 3.   Defaults Upon Senior Securities........................................................14

Item 4.   Submission of Matter of a Vote of Security Holders.....................................14

Item 5.   Other Information......................................................................14

Item 6    Exhibits and reports on Form 8-K....................................................14-15

                     PART I. FINANCIAL INFORMATION, ITEM 1.

                     Financial Statements (condensed format)
                           BIG SKY TRANSPORTATION CO.
                                 Balance Sheets

                                                               31-Dec-99           30-Jun-99
                                                              -----------         -----------
                                                              (unaudited)           (audited)
ASSETS
CURRENT ASSETS
     CASH                                                     $    59,157         $   220,294
     RESTRICTED CASH                                              150,396             137,500
     ACCOUNTS RECEIVABLE, NET                                   1,805,252           1,698,313
     INCOME TAX REFUND RECEIVABLE                                  79,625              35,603
     EXPENDABLE PARTS & SUPPLIES, AT COST                         596,205             444,882
     PREPAID EXPENSES                                             120,173             111,360
     ASSETS HELD FOR LIQUIDATION                                   30,000              30,000
     DEFERRED INCOME TAXES                                        305,963              69,000
                                                              -----------         -----------
     TOTAL CURRENT ASSETS                                       3,146,771           2,746,952

PROPERTY AND EQUIPMENT, AT COST
     FLIGHT EQUIPMENT                                           2,483,525           2,329,732
     FACILITY UNDER CAPITAL LEASE                                 456,185             456,185
     OTHER PROPERTY AND EQUIPMENT                                 461,090             509,031
                                                              -----------         -----------
                                                                3,400,800           3,294,948
ACCUMULATED DEPRECIATION & AMORTIZATION                          (624,490)           (592,357)
                                                              -----------         -----------
NET PROPERTY & EQUIPMENT                                        2,776,310           2,702,591
                                                              -----------         -----------

DEPOSITS/OTHER ASSETS                                              94,349             176,991
                                                              -----------         -----------
     TOTAL ASSETS                                             $ 6,017,430         $ 6,545,428

LIABILITIES & STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     NOTES PAYABLE                                            $ 1,268,208         $   700,000
     CURRENT INSTALLMENTS OF LONG-TERM DEBT                       180,286             190,169
     CURRENT INSTALLMENTS OF CAPITAL LEASE                         17,582             267,216
     ACCOUNTS PAYABLE                                             854,023             856,073
     DUE TO AFFILIATE                                                   0                   0
     ACCRUED EXPENSES                                             774,741             596,437
     TRAFFIC BALANCES & UNUSED TICKETS                            556,041             296,930
                                                              -----------         -----------
     TOTAL CURRENT LIABILITIES                                  3,650,881           2,906,825
                                                              -----------         -----------

LONG-TERM DEBT, EXCLUDING CURRENT INSTALLMENTS                  1,109,973           1,192,981
CAPITAL LEASE, EXCLUDING CURRENT INSTALLMENTS                     246,156                   0
STOCKHOLDERS' DEFICIT
    COMMON STOCK OF NO PAR VALUE;
    (AUTHORIZED 20,000,000)    SHARES OUTSTANDING                 815,475             814,225
    ADDITIONAL PAID-IN CAPITAL                                    242,034             242,034
    RETAINED EARNINGS                                            (23,236)             494,322
LESS TREASURY 20,000 SHARES, AT COST                             (23,853)            (23,853)
    STOCKHOLDERS' EQUITY                                        1,010,420           1,526,728
                                                              -----------         -----------
    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                  $ 6,017,430         $ 5,626,534
                                                              ===========         ===========

                        See notes to financial statements

                           BIG SKY TRANSPORTATION CO.
                                Income Statements

                                       Three months ended                        Six months ended
                                          December 31,                              December 31,
                                  -----------------------------            -----------------------------
                                      1999              1998                   1999              1998
                                  -----------       -----------            -----------       -----------
                                            (unaudited)                              (unaudited)
Operating Revenues:
    Passenger                     $ 2,453,702         1,983,499              4,947,675         3,423,997
    Cargo                              51,950            61,754                114,472           104,332
    Public service                  2,638,211         1,735,140              5,155,557         2,883,681
    Other                              37,908            26,704                 62,426            76,083
                                  -----------       -----------            -----------       -----------
    Total                           5,181,771         3,807,097             10,280,130         6,488,093
                                  -----------       -----------            -----------       -----------

Operating Expenses:
    Flying                          2,210,084         1,722,971              4,402,172         2,690,102
    Maintenance                     1,441,510           572,856              2,632,867         1,109,111
    Traffic                         1,208,820           773,976              2,383,782         1,287,925
    Marketing                         359,302           291,139                740,913           500,262
    General/Admin.                    339,289           218,600                648,227           401,741
    Depreciation                       88,252            51,654                168,236            81,242
                                  -----------       -----------            -----------       -----------
    Total                           5,647,257         3,631,196             10,976,197         6,070,383
                                  -----------       -----------            -----------       -----------

Operating Income                     (465,486)          175,901               (696,067)          417,710

Other Income (Exp)
    Interest, net                     (55,600)          (12,800)              (111,013)          (24,845)
    Capital gain(loss)                   (100)           (4,717)                   100            (4,819)
                                  -----------       -----------            -----------       -----------
    Total                             (55,700)          (17,517)              (110,913)          (29,664)
                                  -----------       -----------            -----------       -----------

Income before taxes                  (521,186)          158,384               (806,980)          388,046

Income taxes                         (189,992)           67,371               (289,421)          158,701

Net Income                           (331,194)           91,013               (517,559)          229,345
                                  ===========       ===========            ===========       ===========


Per share data:

      Basic earnings per
      common share                $      (.26)      $       .08            $      (.41)      $       .20

      Diluted earnings
      per common share            $      (.25)      $       .08            $      (.39)      $       .20

                        See notes to financial statements

                           BIG SKY TRANSPORTATION CO.
                              Cash Flow Statements


                                                   1999             1998
                                              (unaudited)       (unaudited)
                                              -----------       ------------
Net cash provided (used):
          By operations                           175,836          (102,313)
          By investing                          (240,604)        (1,462,004)
          By financing                           (96,369)          1,433,282

Increase in cash                                (161,137)          (131,035)
Cash at beginning of period                       220,294            512,670
                                              -----------       ------------
Cash at end of period                              59,157            381,635


                     PART I. FINANCIAL INFORMATION, ITEM 2.

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis or
                                Plan of Operation

Summary of Airline Operating Statistics:

                                                 Three months-ended                 Six months-ended
                                                     December 31,                       December 31,
                                            -----------------------------        --------------------------
                                                1999              1998              1999            1998
                                            ----------         ----------        ----------      ----------
Passengers carried                              32,183             23,335            63,976          39,341

Average passenger trip (miles)
                                                   264                252               265             255

Revenue passenger miles                      8,496,190          5,883,285        16,975,322      10,017,148

Available seat miles                        24,699,600         16,702,406        50,468,065      28,551,813

Passenger load factor (%)                        34.40              35.22             33.64           35.08

Aircraft miles                               1,299,979            843,677         2,656,214       1,467,585

Yield per revenue passenger mile
(cents)                                          28.88              33.71             29.15           34.18

Freight pounds enplaned                         64,362             77,776           146,385         124,657

Operating cost per available seat
mile (cents)                                     22.86              21.74             21.75           21.26

Operating break-even load factor (%)             37.49              33.60             35.91           32.83

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis or
                                Plan of Operation


Analysis of Results for the three months ended December 31, 1999 and 1998:

On November 15, 1998 Big Sky began service under an Essential Air Service ("EAS") contract with the U.S. Department of Transportation ("DOT") to eight communities in the south central U.S. as reported in the SEC Form 8-K filing dated October 9, 1998. That service, referred to as the DFW operations, resulted in a large increase in the size and scope of our business. The operating results for the three-month and six-month periods ending December 31, 1999 include this service for the entire period. The operating results for the prior year three-month and six-month periods include that service only from November 15, 1998 to December 31, 1998.


                                            Three months ended
                                                December 31,
                               ----------------------------------------------
                                    1999             1998
                                (unaudited)       (unaudited)       Change
                               -------------     ------------    ------------
Operating Revenues:
    Passenger                  $  2,453,702        1,983,499         470,203
    Cargo                            51,950           61,754         (9,804)
    Public service                2,638,211        1,735,140         903,071
    Other                            37,908           26,704          11,204
                               -------------     ------------    ------------
    Total                         5,181,771        3,807,097       1,374,674
                               -------------     ------------    ------------


Total operating revenues in the second quarter of fiscal year 2000 totaled $5.2 million, as compared to $3.8 million in the same quarter of fiscal year 1999. Passenger revenues of $2.5 million in the quarter were $500,000 or 24% greater than the same quarter last year. Revenue passengers during the quarter ending December 31, 1999 totaled 32,183, an increase of 8,848, or 38%, more than the same quarter in 1998. The average passenger fare during the quarter was $76.27 compared to $85.03 during the same quarter last year. The average fare decrease is caused by a lower average fare per passenger in the DFW operation. DFW operations account for 32% of the total passengers in the current quarter compared to 16% in the previous year.

EAS revenues in the second quarter of fiscal year 2000 were $2.6 million compared to $1.7 million during the same quarter of fiscal year 1999 - an increase of 52%. EAS revenues were $100,000 less than planned due to a lower flight completion performance than projected. The lower performance was partially caused by the continuation of flight crew shortages into the months of October and November. These shortages began in the

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis or
                                Plan of Operation


Analysis of Results for the three months ended
December 31, 1999 and 1998: (Continued)


summer of 1999. Plus non-scheduled engine maintenance required because of two bird strikes that grounded one aircraft for approximately three weeks also affected the performance.

                                               Three months ended
                                                  December 31,
                                  ---------------------------------------------
                                      1999             1998
                                  (unaudited)      (unaudited)         Change
                                  ------------     ------------      ----------
Operating Expenses
    Flying                          2,210,084        1,722,971          487,113
    Maintenance                     1,441,510          572,856          868,654
    Traffic                         1,208,820          773,976          434,844
    Marketing                         359,302          291,139           68,163
    General/Admin.                    339,289          218,600          120,689
    Depreciation                       88,252           51,654           36,598
                                  -----------     ------------        ---------
    Total                           5,647,257        3,631,196        2,016,061
                                  -----------     ------------       ----------


Total operating expenses in the second quarter totaled $5.6 million compared to $3.6 million in the second quarter of fiscal 1999, an increase of 56%. All expense categories increased due to the costs of the DFW operations for the full period. There were also four major non-scheduled engine maintenance repairs during the current period that together amounted to $400,000 of the increased expenses.

Flight operations expenses increased $487,000, or 28%, as compared to the second quarter of fiscal year 1999. The reasons for this increase were the full period costs associated with the DFW operations, approximately $100,000 of flight crew training costs related to crew shortages, and 25%-30% increase in the average fuel price per gallon during the quarter.

Maintenance expense increased by $869,000, or 152%, over the second quarter of fiscal year 1999. The increase resulted from an expansion of the fleet to thirteen aircraft in the current period from eight aircraft in the prior year, and the non-scheduled engine maintenance and related expenses mentioned above.

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis or
                                Plan of Operation


Analysis of Results for the three months ended
December 31, 1999 and 1998: (Continued)


Passenger service expense increased by $435,000, or 56% in the second quarter of fiscal year 2000 compared to the same period in fiscal year 1999. The increase is due to the full period of expense in the DFW operation this year as compared to the partial period for last year.

Sales expense increased by $68,000, or 23%, over the second quarter of fiscal year 1999. This increase is proportional to the increase in passenger revenues in the current period over the prior year.

General and administrative expense was $120,000, or 55%, greater than the second quarter of fiscal year 1998. The increase is the result of costs associated with additional administrative staff and services required for the increased operations, revenues, and sales.

Depreciation expense was $37,000, or 71%, greater than the second quarter of fiscal year 1999. The increase is due to the addition of ground support equipment, maintenance tooling, rotable (replaceable) aircraft parts, and additional computer hardware and software needed to support the expanded operations and aircraft fleet.

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis or
                                Plan of Operation


Analysis of Results for the six-months ended
December 31, 1999 and December 31, 1998

                                             Six months-ended
                                                December 31,
                                 -------------------------------------------
                                      1999            1998
                                 (unaudited)     (unaudited)       Change
                                 -----------     -----------     -----------
Operating Revenues:
    Passenger                      4,947,675       3,423,997       1,523,678
    Cargo                            114,472         104,332          10,140
    Public service                 5,155,557       2,883,681       2,271,876
    Other                             62,426          76,083         (13,657)
                                 -----------     -----------     -----------
    Total                         10,280,130       6,488,093       3,792,037
                                 -----------     -----------     -----------

Total revenues of $10.3 million for the six months ending December 31, 1999 were $3.8 million, or 58%, greater than the six months ending December 31, 1998. Approximately 87% of the increase came from the DFW operation for the full period this year compared to six weeks of DFW operations in last fiscal year's financial results. The remaining increase is due to increased passenger revenues in our Montana region. The increase in the Montana revenues came from new services (45%), growth in existing markets (32%), and our Northwest code-share relationship (23%). Overall, passenger revenues increased by $1.5 million, or 44%, and public service revenues increased $2.3 million, or 79%, for the six months ending December 31, 1999, as compared to the six-month period for the previous fiscal year. The total number of revenue passengers, 63,976, was 63% greater than the six month period in 1998.

                                               Six months-ended
                                                  December 31,
                                 ------------------------------------------
                                     1999             1998
                                 (unaudited)      (unaudited)      Change
                                 -----------      ----------    -----------
Operating Expenses
    Flying                         4,402,172       2,690,102      1,712,070
    Maintenance                    2,632,867       1,109,111      1,523,756
    Traffic                        2,383,782       1,287,925      1,095,857
    Marketing                        740,913         500,262        240,651
    General/Admin.                   648,227         401,741        246,486
    Depreciation                     168,236          81,242         86,994
                                 -----------      ----------    -----------
    Total                         10,976,197       6,070,383      4,905,814
                                 -----------      ----------    -----------

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis or
                                Plan of Operation


Analysis of Results for the six-months ended
December 31, 1999 and December 31, 1998: (Continued)


All expense categories increased in the six months ending December 31, 1999 compared to the period ending December 31, 1998.

Flight operations expenses increased by $1.7 million, or 64%, in the six months ending December 31, 1999 as compared to the six-month period ending December 31, 1998. The increase resulted from the fleet expansion, additional flight crews, fuel, and other related expenses for the DFW operation and other expanded services in the Montana region. The flight crew shortage situation that we reported in the first quarter 10QSB continued into the second quarter, and also contributed to the increase. The cost of hiring, training, and other related expenses to replace pilots lost through attrition was approximately $400,000 in the six-month period and was $350,000 higher than the prior year.

Maintenance expenses were $1.5 million, or 137%, greater in the fiscal year 2000 period as compared to the fiscal year 1999 period. The increase resulted from the expanded fleet and aircraft utilization associated with the new and expanded services and the non-scheduled engine maintenance and related expense in the current period.

Passenger service expense for the six-month period ending December 31, 1999 was $1.1 million, or 85%, greater than the same period in 1998. This increase is directly related to the DFW operation and the expanded service in the Montana region.

Sales and marketing expenses increased by $241,000, or 48%, in the 1999 period over the 1998 period. This increase is proportional to the increase in passengers and passenger revenues in the period. Advertising expense for the DFW operation also contributed to the increase.

General and administrative expenses in the six months ending December 31, 1999 were $246,000, or 61%, greater than the six months ending December 31, 1998. The increase resulted from additional administrative personnel and legal and professional fees associated with the expanded services.

Depreciation expense was $87,000, or 107%, greater in the six-month period of 1999 as compared to 1998. Depreciation expense for our owned aircraft recorded for the full period in the current period as compared to only one quarter in the prior year accounted for approximately 33% of the increase. Depreciation of ground support equipment, maintenance tooling, rotable spare parts, and additional computer hardware and software

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis or
                                Plan of Operation



Analysis of results for the six-months-ended
December 31, 1999 and 1998: (Continued)



purchased to support the expanded fleet and operation accounted for the remainder of the increase.

Net non-operating income was $134,000 for the three months ending December 1999, compared to non-operating expense of $85,000 for the December 1998 quarter. Interest expense of $56,000 during the current quarter was offset by a credit provision for federal income tax of $190,000. In the prior year interest expense was $18,000 and a provision for state and federal income tax was $67,000. The increased interest expense resulted from increased use of our line of credit and debt service of a construction loan related to the building of our new corporate office. Net non-operating income for the six-month period ending December 1999 was $179,000 compared to non-operating expense of $188,000 in the prior year.

The quarter ending December 1999 generated an operating loss of $465,000, and a net loss of $331,000, compared to operating income of $176,000 and net income of $91,000 during the same period in 1998. The abnormal number of non-scheduled engine maintenance repairs and related costs during the current period was the primary reason for the negative operating results. The economic effect of these events including repairs, rental expense, and loss of revenue in the period was approximately $500,000.

For the six months ending December 31, 1999 the operating loss was $696,000 and the net loss was $518,000. This compares to operating income of $418,000 and net income of $229,000 in the 1998 six-month period. In addition to the non-scheduled maintenance described above, the six-month results were affected by the pilot shortage problem described in the Form 10-QSB for the quarter ending September 30, 1999. The pilot shortage problem ended in November 1999. The total cost of solving this problem during the six-month period was approximately $600,000.

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis or
                                Plan of Operation



Liquidity and Capital Resources:

A review of current liquidity and capital resources are as follows:

                                      Working Capital            Current Ratio
                                      ---------------            -------------
Year-end June 30, 1999                  $ (159,783)                  0.94:1
Period-ending December 31, 1999         $ (504,110)                  0.86:1

                                      Long-term Debt              Stockholder's
                                 (excluding current portion)          Equity
                                 ---------------------------      -------------
Year-end June 30, 1999                  $1,192,981                  $1,526,728
Period-ending December 31, 1999         $1,356,129                  $1,010,420

Stockholder equity at December 31, 1999 decreased 33.8% in the six-month period as a result of the net loss. We are current on all of our debt service obligations.

Cash provided by operations in the six months ended December 31, 1999 was $175,836. Cash used in investing activities was $240,604 during the period.

Big Sky has established a line of credit through First Interstate Bank and Trust Co. of Billings for an amount of up to $1,500,000. We use the line to supplement timing differences in cash flows. The maximum amount Big Sky drew on the line of credit during the quarter was $1,046,000. The large losses over the past six-months have required us to increase the use of the line of credit. We believe that these losses were caused by an abnormal number of problems, and therefore believe that the line of credit is adequate for our current needs. However, we are evaluating options to increase our capitalization to reduce our reliance on the line of credit.

A new two-year EAS contract for the DFW operation became effective December 1, 1999. The contract increases our annual subsidy for this operation by approximately 5% per year over the previous contract. The EAS contract that covers our Montana communities expires on November 30, 2000.

Year 2000: All of our computerized information systems successfully made the year 2000 transition without incident. All systems continue to function normally.

                           PART II. OTHER INFORMATION

                           BIG SKY TRANSPORTATION CO.


Item 1            Legal Proceedings

                  There are no pending legal proceedings in which Big Sky is involved with.

Item 2.           Change in Securities and Use of Proceeds

                  No actions have been taken with respect to the modification of any class of security other then for exchange for outstanding securities. No matters have arisen with respect to the use of proceeds from any securities offering.

Item 3.           Defaults Upon Senior Securities

                  There have been no defaults in the payments of any securities.

Item 4.           Submission of Matter to a Vote of Security Holders

                  There were no matters submitted to a vote of security holders during the period.

Item 5.           Other Information

                  Not applicable

Item 6.           Exhibits and reports on Form 8-K

A)       Exhibits

                  2: The Supplement to Disclosure Statement and Third Plan of Reorganization filed August 30, 1991 on Company's Form 8-K report and incorporated herein by reference.

                  3: (I) and (II) Articles of Incorporation Incorporating Amendments and Restated Bylaws were filed as Exhibits 2.1 and
                  2.2 to Form 8-A Registration filed August 23, 1997, and incorporated herein by reference.

                  4: (a) Specimen certificate for shares of 1996 Series Common Stock was filed as Exhibit 1.1 to the 8-A Registration filed August 23, 1997, and incorporated herein by reference.

                           PART II. OTHER INFORMATION

                           BIG SKY TRANSPORTATION CO.



                  10: (a) DOT Order 98-9-12, issued September 14, 1998, selected Big Sky as the Essential Air Service carrier for seven Montana Points with a hub at Billings, Montana, and one daily trip between Sidney and Bismarck, through November 30, 2000. See
                  Exhibit 10(a) to Form 10-K filed September 25, 1998, incorporated herein by reference.

                      (b) DOT Order 98-10-9, issued October 7, 1998 selected
                  Big Sky as the Essential Air Service carrier for eight points in Arkansas, Oklahoma and Texas, with a hub at Dallas, Texas, through November 30, 1999. See Exhibit 28 to Form 10-QSB filed November 16, 1998, incorporated herein by reference.

                      (c) DOT Order 99-12-28, issued December 29, 1999 selected
                  Big Sky as the Essential Air Service carrier for seven points in Arkansas, Oklahoma and Texas, with a hub at Dallas, Texas, through November 30, 2001. The referenced Order was filed with the Company's Form 10-QSB filed February 14, 2000.

                  11: A new method for computing earnings per share has been established by SFAS No. 128 "Earnings per Share". The new standard simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted and requires presentation of two new amounts, basic and diluted earnings per share. This standard has been applied retroactively.

                  15: The accompanying unaudited condensed financial statements have been prepared by Big Sky in accordance with its understanding of the rules and regulations of the Securities and Exchange Commission. These financial statements reflect, in the opinion of management, for all adjustments (consisting only of recurring accruals) for fair presentation of the results of operations for the interim periods presented. However, these financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, statement of operations and cash flows in conformity with generally-accepted accounting principles. Results of operations for the three and six months ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year. Big Sky recommends that these interim financial statements be read together with the financial statements and notes included in Big Sky's latest annual report on Form 10-KSB.

                           PART II. OTHER INFORMATION

                           BIG SKY TRANSPORTATION CO.


                  18:      No change.

                  19:      Not applicable

                  20:      Not applicable

                  22:      Not applicable

                  23:      Not applicable

                  24:      Not applicable

                  25:      Not applicable

                  27:      Not applicable

B)       Reports on Form 8-K

         No reports on Form 8-K were filed during the December 1999 quarter.

C)       Item 27           Financial Data Schedule
                           (Only for filings via EDGAR)

                           BIG SKY TRANSPORTATION CO.
                                    Signature


The Registrant, by the undersigned, has signed this report in accordance with the requirements of the Securities Exchange Act of 1934.


BIG SKY TRANSPORTATION CO.
--------------------------
        Registrant



By: /s/ Kim B. Champney
    ----------------------
       President & CEO


February 11, 2000