Form 10QSB
period 2000-03-31
BIG SKY TRANSPORTATION CO
filed 2000-05-15
CIK 313522

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2000

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

                  for the transition period                  to
                                           ------------------  -----------------
                          Commission file number 1-7991


                           BIG SKY TRANSPORTATION CO.
        (exact name of small business issuer as specified in its charter)

         MONTANA                                               81-0387503
         -------                                               ----------
(state of other jurisdiction of incorporation                (I.R.S. employer
or organization)                                            identification no.)

                               1601 AVIATION PLACE
                      BILLINGS LOGAN INTERNATIONAL AIRPORT
                               BILLINGS, MT 59105
                                 (406) 247-3910
                                ----------------
              (address of registrant's principal executive offices)

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

                SHARES OUTSTANDING: At March 31, 2000: 1,244,702

                           BIG SKY TRANSPORTATION CO.
                                   FORM 10-QSB

                       For the Period-Ended March 31, 2000

                                    CONTENTS


Part I            Financial Information
------            ---------------------

Item 1.           Financial Statements (condensed format):

                  Balance Sheets
                           March 31, 2000 and
                           June 30, 1999 .........................................................................3

                  Income Statements
                           Three and Nine months ended
                           March 31, 1999 and 2000................................................................4

                  Cash Flow Statements
                           Nine months ended March 31, 1999 and 2000..............................................5

Item 2.           Management's Discussion and Analysis or Plan of Operation....................................6-11

Part II           Other Information

Item 1.           Legal Proceedings..............................................................................12

Item 2.           Change in Security.............................................................................12

Item 3.           Defaults Upon Senior Securities................................................................12

Item 4.           Submission of Matter of a Vote of Security Holders.............................................12

Item 5.           Other Information..............................................................................12

Item 6            Exhibits and Reports on Form 8-K............................................................13-14


                     PART I. FINANCIAL INFORMATION, ITEM 1.
                              Financial Statements
                           BIG SKY TRANSPORTATION CO.
                                 Balance Sheets

                                                                    March 31, 2000        June 30, 1999
                                                                     (unaudited)            (audited)
                                                                 -------------------------------------------

Assets
Current Assets
     Cash                                                               $     107,832         $     220,294
     Restricted Cash                                                          150,539               137,500
     Accounts Receivable, net                                               2,045,835             1,698,313
     Income tax refund receivable                                              92,144                35,603
     Expendable parts & supplies, at cost                                     649,599               444,882
     Prepaid expenses                                                         198,732               111,360
     Assets held for liquidation                                               30,000                30,000
     Deferred income taxes                                                    356,765                69,000
                                                                 --------------------- ---------------------
     Total Current Assets                                                   3,631,446             2,746,952

Property and Equipment, at Cost
     Flight equipment                                                       2,520,091             2,329,732
     Facility under capital lease                                             656,541               456,185
     Other property and equipment                                             483,868               509,031
                                                                 --------------------- ---------------------
                                                                            3,660,500             3,294,948
     Accumulated depreciation & amortization                                (581,571)             (592,357)
                                                                 --------------------- --------------------
     Net Property & Equipment                                               3,078,929             2,702,591
                                                                 --------------------- --------------------

Deposits and Other Assets                                                      93,205               176,991
                                                                 --------------------  --------------------
     Total Assets                                                       $   6,803,580        $    5,626,534
                                                                 ====================  ====================

Liabilities & Stockholders' Equity
Current Liabilities
     Notes payable                                                      $   1,327,535        $      700,000
     Current installments of long-term debt                                   180,068               190,169
     Current installments of capital lease                                     20,219               267,216
     Accounts payable                                                       1,200,653               856,073
     Accrued expenses                                                         946,433               596,437
     Traffic balances & unused tickets                                        928,178               296,930
                                                                 --------------------  --------------------
     Total Current Liabilities                                              4,603,086             2,906,825
                                                                 --------------------  ---------------------

Long-Term Debt, Excluding Current Installments                              1,062,107             1,192,981
Capital Lease, Excluding Current Installments                                 554,533                     -
Stockholders' Equity
    Common stock of no par value;
      (20,000,000 shares authorized, 1,264,702 and 1,265,302
      shares issued)                                                          815,375               814,225
    Additional paid-in capital                                                242,034               242,034
    Retained earnings (accumulated deficit)                                  (449,702)              494,322
      Less treasury stock (20,000 shares, at cost)                            (23,853)              (23,853)
                                                                 --------------------- --------------------
    Stockholders' Equity                                                      583,854             1,526,728
                                                                 ====================  ====================
    Total Liabilities & Stockholder's Equity                           $    6,803,580        $    5,626,534
                                                                 ====================  ====================


                           BIG SKY TRANSPORTATION CO.
                                Income Statements
                                   (unaudited)

                                     Three Months Ended                       Nine Months Ended
                                          March 31,                               March 31,
                                   2000               1999                 2000                1999
                              ---------------     --------------      ---------------    -------------

Operating Revenues:
    Passenger                   $  2,560,867       $  2,073,826       $  7,506,575       $  5,497,823
    Cargo                             57,675             58,093            173,972            162,424
    Public service                 2,743,703          2,390,128          7,899,402          5,273,809
    Other                             28,421             18,679             90,847             94,762
                                ------------       ------------       ------------       ------------
    Total                          5,390,666          4,540,726         15,670,796         11,028,818
                                ------------       ------------       ------------       ------------

Operating Expenses:
    Flying                         2,311,446          1,836,830          6,713,618          4,526,945
    Maintenance                    1,549,398            837,008          4,182,265          1,946,120
    Traffic                        1,163,542          1,064,490          3,547,324          2,352,290
    Marketing                        397,635            336,035          1,138,548            836,297
    General/Admin                    319,462            315,297            967,689            717,047
    Depreciation                      77,981             74,648            246,217            155,889
                                ------------       ------------       ------------       ------------
    Total                          5,819,464          4,464,308         16,795,661         10,534,588
                                ------------       ------------       ------------       ------------

Operating income (loss)             (428,798)            76,418         (1,124,865)           494,230

Other Income (Expense)
    Interest, net                    (59,667)           (54,556)          (170,679)           (79,402)
    Capital gain (loss)                  (50)               588                 50             (4,230)
                                ------------       ------------       ------------       ------------
    Total                            (59,717)           (53,968)          (170,629)           (83,632)
                                ------------       ------------       ------------       ------------

Income (loss) before taxes          (488,515)            22,450         (1,295,494)           410,598

Income tax provision
   (benefit)                         (62,049)            11,310           (351,470)           170,011
                                ------------       ------------       ------------       ------------

Net income (loss)               $   (426,466)      $     11,140       $   (944,024)      $    240,587
                                ============       ============       ============       ============


Per share data:

Basic earnings (loss) per
   common share                 $       (.34)      $        .01       $       (.76)      $        .21
                                ============       ============       ============       ============

Diluted earnings (loss)
   per common share             $       (.34)      $        .01       $       (.76)      $        .20
                                ============       ============       ============       ============


                           BIG SKY TRANSPORTATION CO.
                              Cash Flow Statements
                                   (unaudited)

                                              Nine Months Ended
                                                    March 31,
                                            2000             1999
                                       -----------       -----------

Net cash provided (used):
          By operations                $  (284,003)      $   497,557
          By investing activities         (308,312)       (1,888,877)
          By financing activities          479,853         1,232,432
                                       -----------       -----------

Decrease in cash                          (112,462)         (158,888)
Cash at beginning of period                220,294           512,670
                                       -----------       -----------
Cash at end of period                  $   107,832       $   353,782
                                       ===========       ===========


                     PART I. FINANCIAL INFORMATION, ITEM 2.

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis or
                                Plan of Operation

Summary of Airline Operating Statistics:

                                                Three Months Ended                    Nine Months Ended
                                                       March 31,                           March 31,
                                                2000               1999               2000           1999
                                          -------------------------------        --------------------------

Passengers carried                             30,365              24,681            94,341          64,017

Average passenger trip (miles)                    285                 256               272             255

Revenue passenger miles                     8,654,524           6,314,843        25,629,846      16,331,991

Available seat miles                       26,939,777          22,032,932        77,407,842      50,584,745

Passenger load factor (%)                       32.13               28.66             33.11           32.29

Aircraft miles                              1,417,883           1,120,369         4,074,097       2,587,954

Yield per revenue passenger mile
   (cents)                                      29.59               32.84             29.30           33.66

Freight pounds enplaned                        95,344              78,165           241,729         125,046

Operating cost per available seat
   mile (cents)                                 21.60               20.26             21.70           20.83

Operating break-even load factor
   (%)                                          34.68               28.18             35.49           30.84


Analysis of Results for the Three Months Ended
March 31, 1999 and 2000:

On November 15, 1998 Big Sky Transportation Co. ("Big Sky") began service under an Essential Air Service ("EAS") contract with the U.S. Department of Transportation ("DOT") to eight communities in the south central U.S. as reported in an SEC Form 8-K filing dated October 9, 1998. That service, referred to as the "DFW" operations, resulted in a large increase in the size and scope of Big Sky's business. Operating results for the three and nine month periods ending March 31, 2000 include these services. Operating results for the prior year three and nine-month periods include DFW operations only from November 15, 1998 to March 31, 1999. Accordingly, Big Sky's results for the quarters ending March 31, 1999 and 2000 derive from a comparable year-over-year scope of operations.


                                                 Three Months Ended
                                                      March 31,
                                            2000                 1999
                                         (unaudited)          (unaudited)                 Change
                                       ----------------     ----------------        ------------------


Operating Revenues:
    Passenger                               $2,560,867           $2,073,826                  $487,041
    Cargo                                       57,675               58,093                      (418)
    Public service                           2,743,703            2,390,128                   353,575
    Other                                       28,421               18,679                     9,742
                                       ----------------     ----------------        ------------------
    Total                                   $5,390,666           $4,540,726                  $849,940
                                       ================     ================        ==================


Total operating revenues in the third quarter of 2000 totaled $5.4 million, as compared to $4.5 million in the same quarter of 1999. Passenger revenues of $2.6 million in the current quarter were $487,000 or 23% greater than the same quarter last year. Revenue passengers during the quarter ending March 31, 2000 totaled 30,365, an increase of 5,684, or 23%, more than the same quarter in 1999. The average passenger fare during the quarter was $84.34 compared to $84.03 during the same quarter last year. The increase in passenger revenues is primarily attributable to new service, initiated February 14, 2000, from Billings to Denver via Bozeman, and Dallas to Denver via Enid, Oklahoma and Ponca City, Oklahoma. These flights, referred to collectively as the "Denver" flights, effectively connect Big Sky's Billings operations with its DFW operations, providing opportunities for both increased passenger loads and a means to cycle aircraft from DFW to Billings for maintenance.

Public service revenues in the third quarter of 2000 were $2.7 million compared to $2.4 million during the same quarter of 1999 - an increase of 15%. The year-over-year increase is attributable to a higher flight completion performance in 2000 compared to 1999.


                                               Three Months Ended
                                                    March 31,
                                             2000                1999
                                         (unaudited)          (unaudited)               Change
                                       ----------------     ----------------      --------------------

Operating Expenses
    Flying                                  $2,311,446           $1,836,830                $  474,616
    Maintenance                              1,549,398              837,008                   712,390
    Traffic                                  1,163,542            1,064,490                    99,052
    Marketing                                  397,635              336,035                    61,600
    General/Admin.                             319,462              315,297                     4,165
    Depreciation                                77,981               74,648                     3,333
                                       ----------------     ----------------      --------------------
    Total                                   $5,819,464           $4,464,308                $1,355,156
                                       ================     ================      ====================


Total operating expenses in the third quarter totaled $5.8 million compared to $4.5 million in the third quarter of 1999, an increase of 30%.

Flight operations expenses increased $475,000 or 26%, as compared to the third quarter of 1999. The reasons for this increase were flight crew training costs related to crew shortages, increases in fuel expense attributable to higher fuel prices and greater consumption due to expanded services, and increased aircraft lease expense.

Maintenance expense increased by $712,000, or 85%, over the third quarter of 1999. The increase resulted from an expansion of the fleet to 14 aircraft as of March 31, 2000 from 12 aircraft as of March 31, 1999 and engine maintenance expense in excess of engine reserves. In an effort to better manage maintenance expense, management has taken steps to shift maintenance work from outside vendors to in-house personnel. Management believes that conducting maintenance activities in-house will provide opportunities to better manage maintenance expenses. Actual results may vary depending primarily on the incidence of non-scheduled maintenance events that are outside Big Sky's control.

Passenger service and sales expenses increased $99,000 (9%) and $62,000 (18%), respectively over the third quarter of 1999. These increases are consistent with increased passenger traffic detailed the table above.

Analysis of Results for the Nine Months Ended
March 31, 1999 and 2000


                                                 Nine Months Ended
                                                     March 31,
                                             2000                 1999
                                         (unaudited)           (unaudited)              Change
                                      ---------------       ----------------       ---------------

Operating Revenues:
    Passenger                             $ 7,506,575           $5,497,823              $2,008,752
    Cargo                                     173,972              162,424                  11,548
    Public service                          7,899,402            5,273,809               2,625,593
    Other                                      90,847               94,762                  (3,915)
                                      ---------------        -------------         ---------------
    Total                                 $15,670,796          $11,028,818              $4,641,978
                                      ===============        =============         ===============



Total revenues of $15.7 million for the nine months ending March 31, 2000 were $4.6 million, or 42%, greater than the nine months ending March 31, 1999. Approximately 82% of the increase came from the DFW operation for the full period this year compared to 4 1/2 months of DFW operations in 1999's financial results. The remaining increase is due to increased passenger revenues in the Montana region and new service associated with the Denver flights. The increase in the Montana revenues came from new services, growth in existing markets, and Big Sky's code-share relationship with Northwest Airlines. Overall, passenger and public service revenues increased $2.0 million (37%) and $2.6 million (50%), respectively, for the nine months ending March 31, 2000, as compared to the nine-month period for the previous year. The total number of revenue passengers in the current year-to-date period was 47% greater than the prior year.


                                Nine Months Ended
                                   March 31,
                            2000            1999
                        (unaudited)      (unaudited)         Change
                        -------------    -----------      -----------

Operating Expenses
    Flying              $ 6,713,618      $ 4,526,945      $ 2,186,673
    Maintenance           4,182,265        1,946,120        2,236,145
    Traffic               3,547,324        2,352,290        1,195,034
    Marketing             1,138,548          836,297          302,251
    General/Admin           967,689          717,047          250,642
    Depreciation            246,217          155,889           90,328
                        -----------      -----------      -----------
    Total               $16,795,661      $10,534,588      $ 6,261,073
                        ===========      ===========      ===========


Total operating expenses for the year-to-date period ending March 31, 2000 totaled $16.8 million compared to $10.5 million in the prior year, an increase of 59%.

Flight operations expenses increased by $2.2 million, or 48%, in the nine months ending March 31, 2000 as compared to the nine-month period ending March 31, 1999. The increase resulted from fleet expansion, additional flight crews, fuel, and other related expenses for the DFW operation and other expanded services in the Montana region. The flight crew shortage, as reported in the first and second quarter 10-QSB's, also contributed to the increase.

Maintenance expenses were $2.2 million, or 115%, greater in the current nine month period as compared to the prior year. The increase resulted from expanded fleet and aircraft utilization associated with new and expanded services, and non-scheduled engine maintenance and related expense.

Passenger service and sales expenses for the nine-month period ending March 31, 2000 increased $1.2 million (51%) and $302,000 (36%), respectively, over the prior year-to-date period. These increases are attributable to the DFW operation and are consistent with increased passenger traffic detailed the table above. Advertising expense for the DFW operation also contributed to the increase in sales expense.

General and administrative expenses in the nine months ending March 31, 2000 were $251,000, or 35%, greater than the nine months ending March 31, 1999. The increase resulted from additional administrative personnel and professional fees associated with the expanded services.

Depreciation expense was $90,000, or 58%, greater in the current nine-month period as compared to 1999. This increase is primarily attributable to ground support equipment, maintenance tooling, rotable spare parts, and additional computer hardware and software purchased to support the expanded fleet and operations. Also contributing to the increase was nine months of depreciation on Big Sky's owned aircraft in 2000. In comparison, Big Sky recorded six months of depreciation expense in 1999.

Net interest expense increased $5,000 and $91,000 for the three and nine month periods ending March 31, 2000, respectively, over the same periods in the prior year. These increases are attributable to increased use of Big Sky's line of credit and debt service of a construction loan related to the building of a new corporate office.

The quarter ending March 2000 generated an operating loss of $429,000, and a net loss of $426,000, compared to operating income of $76,000 and net income of $11,000 during the same period in 1999. The current quarter's operating loss is due primarily to a seasonal decline in passenger revenues during the first seven weeks of the period in addition to higher maintenance, fuel costs and crew training.
                                       10

For the nine months ending March 31, 2000, the operating loss was $1.1 million and the net loss was $944,000. This compares to operating income of $494,000 and net income of $241,000 in the 1999 nine-month period. The abnormal number of non-scheduled engine maintenance repairs and related costs during the current year-to-date period was the primary reason for the negative operating results. The economic effect of these events including repairs, rental expense, and loss of revenue in the period was approximately $500,000. In addition to the non-scheduled maintenance described above, the nine-month results were affected by the pilot shortage problem described in the Form 10-QSB for the quarter ending December 31, 1999. The pilot shortage problem, resulting in lost revenue due to cancelled flights, has continued throughout the year. The cost of addressing pilot shortages was approximately $700,000.


Liquidity and Capital Resources:

A review of current liquidity and capital resources are as follows:


                                            Working Capital            Current Ratio
                                            ---------------            -------------

Year-end June 30, 1999                       $ (159,873)                    0.95:1
Period-ending March 31, 2000                 $ (971,640)                    0.79:1
                                            Long-term Debt             Stockholder's
                                         (excluding current portion)        Equity
                                          -------------------------         ------
Year-end June 30, 1999                       $1,192,981                $ 1,526,728
Period-ending March 31, 2000                 $1,616,640                $   583,854


Cash and cash equivalents totaled $108,000 at March 31, 2000, a decease of $112,000. Cash used in operations for the nine months ended March 31, 2000 was $284,000. Cash used in investing activities was $308,000 during the period.

Big Sky has established a line of credit through First Interstate Bank and Trust Co. of Billings for an amount of up to $1,500,000. Big Sky uses the line to supplement timing differences in cash flows. The maximum amount drawn on the line of credit during the quarter was $1,484,448. The large losses over the past nine-months have required Big Sky to increase the use of the line of credit. Management believes that these losses were caused by an abnormal number of problems, and therefore believes that the line of credit is adequate for Big Sky's current needs. Management is evaluating options to increase Big Sky's capitalization to reduce its reliance on the line of credit.

A new two-year EAS contract for the DFW operation became effective December 1, 1999. The contract increases Big Sky's annual subsidy for this operation by approximately 5% per year over the previous contract. The EAS contract that covers the Montana communities expires on November 30, 2000.

                           PART II. OTHER INFORMATION

                           BIG SKY TRANSPORTATION CO.


Item 1. Legal Proceedings

        There are no pending legal proceedings in which Big Sky is involved.

Item 2. Changes in Securities and Use of Proceeds

        No actions have been taken with respect to the modification of any class of security other than for exchange for outstanding securities. No matters have arisen with respect to the use of proceeds from any securities offering.

Item 3. Defaults Upon Senior Securities

        There have been no defaults in the payments of any securities.

Item 4. Submission of Matter to a Vote of Security Holders

        On February 29, 2000, Big Sky conducted its Annual Meeting of Shareholders. As of January 14, 2000, the record date, there were 1,244,462 common shares outstanding and entitled to vote. At the meeting, the following directors were elected to serve a one-year term: Jon Marchi, Kim B. Champney, Jack K. Daniels, Craig Denney, Alan
        D. Nicholson and Stephen D. Huntington. The minimum number of shares voting for any director was 815,260. Total number of votes withheld or abstained, including broker nonvotes, was 46,780. The shareholders ratified the appointment of Eide Bailly & Co. as Big Sky's auditors for the 2000-2001 fiscal year by a vote of 861,380. The total number of votes withheld or abstained including broker nonvotes was 180. The shareholders also voted to adopt the 1999 Long Term Incentive and Stock Option Plan by a vote of 654,717. The total number of votes withheld or abstained including broker nonvotes was 158,023.

Item 5. Other Information

        On March 24, 2000, the Board of Directors elected Barbara Nemecek as a Director of Big Sky, effective April 1, 2000, to serve until the next Annual Meeting of Shareholders. Dr. Nemecek is a Professor of Marketing and Dean of the College of Business Administration at Montana State University-Billings. Dr. Nemecek will also serve as Chair of the Audit Committee.

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

                  10: (a) DOT Order 98-9-12, issued September 14, 1998, selected Big Sky Airlines as the Essential Air Service carrier for seven Montana Points with a hub at Billings, Montana, and one daily trip between Sidney and Bismarck, through November 30, 2000. See Exhibit 10(a) to Form 10-K filed September 25, 1998, incorporated herein by reference.

                      (b) DOT Order 98-10-9, issued October 7, 1998 selected Big
                  Sky Airlines as the Essential Air Service carrier for eight points in Arkansas, Oklahoma and Texas, with a hub at Dallas, Texas, through November 30, 1999. See Exhibit 28 to Form 10-QSB filed November 16, 1998, incorporated herein by reference.

                      (c) DOT Order 99-12-28, issued December 29, 1999 selected
                  Big Sky Airlines as the Essential Air Service carrier for seven points in Arkansas, Oklahoma and Texas, with a hub at Dallas, Texas, through November 30, 2001. The referenced Order was filed with Big Sky's Form 10-QSB filed February 14, 2000.

                  11: A new method for computing earnings per share has been established by Statement of Accounting Standards No. 128 "Earnings per Share". The new standard requires presentation of two new amounts, basic and diluted earnings per share. This standard has been applied retroactively.

                  15: The accompanying unaudited condensed financial statements have been prepared by Big Sky in accordance with its understanding of the rules and regulations of the Securities and Exchange Commission. These financial statements reflect, in the opinion of management, for all adjustments (consisting only of recurring accruals) for fair presentation of the results of operations for the interim periods presented. However, these financial statements have been prepared in accordance with instructions to Form 10-QSB and therefore, do not include all information and footnotes necessary for a fair presentation of financial position, statement of operations and cash flows in conformity with generally-accepted accounting principles. Results of operations for the three and nine months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year. Management recommends that these interim financial statements be read together with the financial statements and notes included in Big Sky's latest annual report on Form 10-KSB.

                  18:      No change.

                  19:      Not applicable

                  20:      Not applicable

                  22:      Not applicable

                  23:      Not applicable

                  24:      Not applicable

                  25:      Not applicable

                  27:      Not applicable

B)       Reports on Form 8-K

         No reports on Form 8-K were filed during the March 31, 2000 quarter.

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



By: /s/ Kim B. Champney
   --------------------
    President & CEO


May 15, 2000