Form 10KSB40
period 2000-06-30
BIG SKY TRANSPORTATION CO
filed 2000-09-27
CIK 313522

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year-Ended June 30, 2000
                          Commission File Number 1-7991

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                           THE SECURITIES ACT OF 1934
                     For the transition period from      to

                           Big Sky Transportation Co.
                           --------------------------
              (Exact name of small business issuer in its charter)

Montana                                                 81-0387503
-------                                                 ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or organization)

1601 Aviation Place, Billings, Montana                     59105
--------------------------------------                     -----
(Address of principal executive offices)                 (Zip Code)

                    Issuer's telephone number (406) 247-3910
                                              --------------

Securities registered pursuant to Section 12(b) of the Act:

1996 Series Common Stock, No Par Value                                 Pacific Exchange, Inc.
--------------------------------------                                 ----------------------
(Title of Class)                                             (Name of Each Exchange on which Registered)

Securities registered pursuant to Section 12 (g) of the Act: None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: [X]

State issuer's revenues for its most recent fiscal year: $21,925,902.

State the aggregate market value of voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within the past 60 days:
$1,230,059 (1,093,386 shares held by all shareholders excluding officers and directors identified in Item 11, below, @ $1.125 per share, based on latest sale September 7, 2000).

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court: Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 1996 Series Common Stock 1,248,102 (June 30, 2000)

                                      INDEX
                                   FORM 10KSB


PART I:
-------
Item 1            Description of Business                                          4-6

Item 2            Description of Property                                          6-8

Item 3            Legal Proceedings                                                8

Item 4            Submission of Matters to a Vote of Security Holders              8

PART II:
-------

Item 5            Market for Common Equity and Related Stockholder Matters         8-9

Item 6            Management Discussion & Analysis or Plan of Operation            9-12

Item 7            Financial Statements                                             12

Item 8            Changes in and Disagreements with Accountants on Accounting      12
                  and Financial Disclosure

PART III:
--------
Item 9            Directors, Executive Officers, Promoters & Control  Persons,     12-14
                  and Compliance with Section 16(a) of the Exchange Act

Item 10           Executive Compensation                                           14-16

Item 11           Security Ownership of Certain Beneficial Owners & Management     16-17

Item 12           Certain Relationships and Related Transactions                   17

PART IV:
--------
Item 13           Exhibits and Reports on Form 8-K                                 18-20

                              FINANCIAL STATEMENTS
                                   (appended)


Independent Auditors' Report                                                                       1

Balance Sheets as of June 30, 2000 and 1999                                                        2

Statements of Operations for the years-ended June 30, 2000 and 1999                                3

Statements of Stockholders' Equity for the years-ended June 30, 2000 and 1999                      4

Statements of Cash Flows for the years-ended June 30, 2000 and 1999                              5-6

Notes to Financial Statements                                                                   7-18

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

(A) BUSINESS DEVELOPMENT:

     Big Sky Transportation Co., dba Big Sky Airlines, is a regional airline. Big Sky Transportation Co. (hereafter referred to as "Big Sky") has actively pursued a plan of expansion and service diversification. Its objectives have been to provide safe, efficient, and economical scheduled airline service primarily to small cities, towns and markets not otherwise served by other air carriers, and in so doing enhance aircraft utilization, earnings, and shareholder equity. In the summer of 1996, Big Sky had four aircraft that provided service to northern and eastern Montana via its Billings, Montana hub. As of June 30, 2000, Big Sky provides service to fifteen cities in Montana, Washington and North Dakota and to nine cities in the south central United States via its Dallas, Texas hub. In February 2000, Big Sky connected its two hub systems by providing service from Bozeman, Montana to Dallas via Denver, Colorado. Big Sky plans further expansion of its system by establishing service (scheduled for late October
     2000) from Carlsbad, Roswell and Hobbs, New Mexico to both Denver and Dallas. Big Sky's operating revenues have increased from $5,055,907 in 1996 to $21,925,902 in 2000.

          (1) Form and Year of Organization: Big Sky is the successor to another corporation of the same name, incorporated in the State of Montana in 1978. Big Sky commenced flying operations in September 1978. It reorganized as a Montana public corporation in August 1979, selling 600,000 shares of its Class A common stock. At that time, it became a subsidiary of Great Plains Transportation Co. (predecessor operating Company), through the issuance of 1,000,000 shares of its Class A common stock to Great Plains Transportation Co., in exchange for substantially all of the assets and certain liabilities of the predecessor operating Company. A second public offering of 700,000 shares of Class A common stock was completed in September 1981. Subsequently, all shares of common stock were merged into a single class. A private placement of 500,000 shares of preferred stock was completed in February 1988 (later converted to common). In February 1999, Big Sky concluded a private sale of 134,372 shares of its 1996 Series Common Stock. Big Sky continues to be organized under the Montana Business Corporation Act.

          (2) Bankruptcy Proceedings: Big Sky was successful in a Chapter 11 Reorganization filed in March 1989. Its Plan of Reorganization was confirmed in July 1991 and the case closed in June 1992. Big Sky is in full compliance with the Plan and completed its payments to unsecured creditors in September of 1998, one year ahead of schedule.

          (3) Reclassification, Merger, Consolidation, or Disposition of Assets Not in Ordinary Course of Business: None.

     (B) BUSINESS OF ISSUER:

     Big Sky operates as a regional air carrier, providing scheduled passenger, freight, express package and charter services. Big Sky operates ten Fairchild Metro III aircraft and four Fairchild Metro 23 aircraft between cities and towns in nine states: Arkansas, Colorado, Montana, Missouri, New Mexico (beginning October 2000), North Dakota, Oklahoma, Texas, and Washington.

          (1) Principal Products, Services, and Markets: Big Sky's present route system is designed around its two air service hubs in Billings and Dallas with connections between the two hubs via service to Denver. The cities served via Billings and Dallas are known as Big Sky's "northern" and "southern" routes, respectively. Big Sky provides service between its Billings hub and seven communities in Central/Eastern Montana and between its Dallas hub and eight communities in Texas, Arkansas, and Oklahoma under contracts with the U.S. Department of Transportation's (DOT) Essential Air Service (EAS) program. The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service on the basis of its passenger traffic. Approximately 49 percent of Big Sky's current revenues are derived from the EAS markets and their public subsidy. In addition, Big Sky provides non-subsidized service between Billings and Bozeman, MT (to be discontinued in November 2000), Denver, CO, Helena, MT, Great Falls, MT, Kalispell, MT, Missoula, MT, Bismarck, ND, and Spokane, WA. Big Sky operates daily scheduled flights, which provide well-timed interline and online connecting services, as well as convenient local market services. Big Sky markets its services under its own two-letter code, GQ, and its flights are displayed in all of the major computerized reservations systems utilized by travel agents and airlines. Effective June 2, 1999, Big Sky's services in the Billings region carry both the GQ and the NW code designators under a code-sharing agreement with Northwest Airlines.

     The table below lists the cities served and their inaugural date of service:

     CITY/STATE                           SERVICE INAUGURATED
     ----------                           -------------------
     Billings, MT                         September 1978
     Glasgow, Glendive, Havre,
        Lewistown, Miles City
        Sidney & Wolf Point, MT           July 1980
     Great Falls, MT                      May 1995
     Helena & Missoula, MT                October 1997
     Kalispell, MT                        May 1998
     Spokane, WA                          June 1998
     Dallas & Brownwood, TX               November 1998
     Hot Springs, Mountain Home,
        Jonesboro,  Harrison
        & El Dorado, AR                   November 1998
     Enid & Ponca City, OK                November 1998
     St. Louis, MO                        November 1998
     Bismarck, ND                         December 1998
     Bozeman, MT                          February 2000
     Denver, CO                           February 2000
     Roswell, Hobbs & Carlsbad, NM        October 2000 (scheduled)


     (2) Distribution Methods of Products and Service: Big Sky derives its revenues from passenger ticket sales, freight and express package service, and DOT subsidy payments. Big Sky participates in four major computer reservation systems used by travel agents to make airline reservations. Big Sky also maintains a reservations center in Billings utilizing the Worldspan computerized reservation system. Travel agents currently receive a 5 percent commission for ticket sales and sell approximately 60 percent of Big Sky's tickets. Big Sky administers a ticket by mail program and a bulk ticketing program that targets sales of ten or more tickets to corporations and government agencies at the lowest advance purchase fares. Tickets are also sold at each of Big Sky's stations.

In order to gain connecting traffic from other carriers, Big Sky has negotiated interline agreements with the major and regional airlines serving cities on Big Sky's route system. Generally, these agreements have joint ticketing and baggage services designed to expedite the connecting process. To enhance connecting traffic, Big Sky entered into a code sharing agreement with Northwest Airlines on June 2, 1999 covering markets in Montana, Washington and North Dakota. The agreement provides one stop check-in for connecting passengers and baggage and provides Northwest frequent flyer members mileage on Big Sky flights.

The DOT pays EAS subsidy for each departure in a covered market. The DOT bids the EAS contracts biannually with the rates per departure subject to negotiation with the DOT.

     (3) Status of any Publicly Announced New Service: In December 1999, Big Sky announced new service, effective February 2000, between its northern and southern routes via Denver. Additionally, in September 1998, Big Sky announced increased service, effective November 1998, between points in central and western Montana and Spokane, Washington. These new services began as announced and have met all projections of revenues and earnings production. In October 1998, Big Sky announced new service between points in Texas, Oklahoma, Arkansas, and Missouri to be phased in between November 1998 and February of 1999. Most of the new service began as announced, however delays in obtaining suitable aircraft resulted in significant additional expense and created operational problems.

     (4) Competitive Conditions: Big Sky generally serves markets that are under-served by other major or regional airlines either through EAS contracts or unsubsidized service. As a result, Big Sky's principal competition is surface transportation, primarily the automobile, whereby customers elect to drive instead of fly. Big Sky's principal competition for freight and small package service are the national franchise services provided in the region by United Parcel Service, Federal Express and Airborne. U.S. Postal Service products in the region are primarily contracted to other private operators.

     (5) Source and Availability of Raw Materials: Big Sky's operations are dependent upon the availability of adequate jet fuel at affordable prices. During the past year fuel prices have been higher than Big Sky has historically experienced. Fuel availability has not been a constraining factor on Big Sky's past operations. However, Big Sky cannot be assured of adequate supply nor that current prices will prevail. Big Sky is not dependent upon any major suppliers, but purchases fuel from numerous suppliers at airports throughout its system. Big Sky attempts to schedule its fuel purchases to result in the best possible prices for fuel and maximum utilization of aircraft.

     (6) Dependence on Major Customers: Since mid-1980, Big Sky has been a continuous contract-holder under the DOT's EAS Program, which was established under the Airline Deregulation Act of 1978 (the "Deregulation Act"). Big Sky obtained 49% of its total revenues in 2000 from the EAS program. During the past three years, Big Sky has pursued a growth and diversification strategy such as the initiation of non-subsidized services to Helena, Denver, Kalispell, Missoula, and Spokane. EAS subsidy revenue in 2000 and 1999 was 49% of total revenues.

In October 1996, Congress passed the Rural Air Service Survival Act, which extended the EAS program indefinitely and provided the first permanent funding source commencing October 1997. Total annual funding available under the new program is $50 million. Big Sky's current EAS contracts for its Montana and south central United States services extend through November 30, 2000 and 2001, respectively. Big Sky's EAS revenues are dependent upon the extension or renewal of these contracts.

     (7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts. Big Sky's name and trade name, Big Sky Airlines, are registered with the Montana Secretary of State and extend through February 8, 2004. Big Sky's name is also registered in the states of Arkansas, Missouri, New York, North Dakota, Oklahoma, Texas and Washington. Big Sky is a party to two collective bargaining agreements covering certain of its employees. Big Sky's mechanics are covered under an agreement with the International Association of Machinists & Aerospace Workers (IAM) that expires on May 1, 2003. Big Sky's pilots and dispatchers are covered under an agreement with the United Transportation Union (UTU) that expires on January 1, 2001.

     (8) Government Approval of Products and Service: The Federal Aviation Administration (FAA) inspects and evaluates Big Sky's operational and administrative systems, as more fully described below for compliance with the Federal Aviation Regulations (FAR's). Big Sky endeavors to attain full compliance with all FAR's.

     (9) Effect of Existing or Probable Government Regulations on Business: All certificated airlines, including Big Sky, are subject to regulation by the DOT and the FAA under the Federal Aviation Act. Big Sky operates under Part 121 of the FAR's and holds a Section 401 PC&N Certificate issued by the DOT.

DOT Regulation: The U.S. federal government has jurisdiction to review certain merger and acquisition transactions involving carriers, persons controlling carriers, and persons substantially engaged in the business of aeronautics.

FAA Regulation: Big Sky is subject to numerous phases of FAA regulation, including certification and regulation of flight equipment; qualifications and licensing for personnel who engage in flight, maintenance and operational activities; approval of flight training activities; and enforcement of air safety standards and airport access rules.

     (10) Estimate of Time Spent on Research and Development During Last Two Fiscal Years. Big Sky is not involved in business activities that entail basic or applied scientific research. Big Sky devotes approximately four hundred executive hours per year to market and service analysis and planning. Big Sky's Board of Directors also devotes substantial time to business development and planning.

     (11) Cost and Effects of Complying With Environmental Laws: Environmental laws directly impact Big Sky in regulating its disposal of waste fuel and lubricants. The cost of environmental compliance is less than $10,000 per year. Because Big Sky does not operate jet aircraft, it is not presently impacted by noise abatement requirements.

     (12) Employees: At June 30, 2000, Big Sky employed a total of 243 personnel, approximately 70 of whom are part-time.



                         ITEM 2. DESCRIPTION OF PROPERTY

(A) LOCATION AND CONDITION OF PRINCIPAL BUSINESS PROPERTIES:

Big Sky's main hangar and principal offices are located at 1601 Aviation Place, Billings Logan International Airport, Billings, Montana. Big Sky's southern region office is located at the Dallas/Forth Worth Airport in Dallas, Texas. Big Sky has airport counter, baggage, and ramp space for ground services and customer services at 17 cities currently served. Big Sky contracts for ground handling services from other airlines or service providers at 9 of the airports it serves. Big Sky rents hangar space at locations outside Billings for over-night aircraft on a seasonal or as needed basis. Big Sky routinely maintains its real properties, keeping them in excellent condition.

At year-end, Big Sky had a fleet of ten Fairchild Metro III (-11UA), and four Fairchild Metro 23 (-12) turboprop aircraft configured for nineteen-seat passenger service. Six of the Metro III aircraft incorporate a 16,000 pound gross take-off weight modification while three Metro III aircraft have a standard 14,500 pound gross take-off weight modification. The Metro 23's have a gross take-off weight of 16,500 pounds. The aircraft operated are appropriate for market demands on Big Sky's route system. Thirteen aircraft are leased under long term operating leases. Six of these leases contain purchase options. Big Sky purchased one aircraft financed with a long-term loan. Big Sky employs 25 certified A&P (Airframe & Power Plant) mechanics, who perform all routine maintenance and periodic inspections on its aircraft and engines. Big Sky holds an FAA-certified repair station certificate, allowing it to perform maintenance on Garrett TPE -331 series engines. Manufacturers or qualified outside contractors perform a portion of Big Sky's major engine overhaul and avionics work while in-house mechanics perform some of Big Sky's major engine maintenance. All aircraft are maintained in excellent condition. Big Sky's certificate also allows company employees to perform maintenance for outside customers. Work and revenues generated by outside customers, however, have been minimal.

(B) INVESTMENT POLICIES:

Big Sky has no restrictions or limitations in its governing documents regarding investments. It has been Big Sky's policy to limit investment to operating assets and to maximize the utilization and income on these assets. Big Sky does not acquire property for capital gain purposes.

     (1) Investment in Real Estate or Interests in Real Estate. Big Sky does not own any real estate. It leases office and hangar facilities. It has purchase options on its Billings facilities.

     (2) Investment in Real Estate Mortgages. None.

     (3) Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. None.

(C) DESCRIPTION OF REAL ESTATE AND OPERATING DATA:

Big Sky owns no real estate.

     (1) General Information About Properties. Big Sky's main facilities in Billings, Montana consist of an 11,520 square foot building built to its specifications consisting of a large hangar that can hold three Metro aircraft for maintenance, a parts warehouse, back shop area, and two floors of offices. A new two-story office building adjacent to the hangar houses Big Sky's executive and business offices. These buildings are situated on 83,176 square feet of land owned by the City of Billings and leased to Big Sky on long-term ground leases.

Big Sky's remaining real property interests consist of leases and rental agreements for counter space, baggage handling facilities, hangar space, and other operational facilities with airports or airlines of short-term duration. Big Sky has no options to purchase these facilities.

     (2) Title to Real Property. Big Sky does not have ownership title to any real property.

     (3) Terms of Major Real Property Leases and Options. Big Sky leases the buildings that it occupies in Billings, MT, with options to purchase. These buildings are leased under a long-term lease expiring in February 2014 (with an option to renew for an additional six years), at the rate of $5,694 per month, subject to certain adjustments. Big Sky has options to purchase the buildings from the lessor during the lease in accordance with a formula that takes into account the fair market value of the buildings, appreciation in value of the buildings, and payments made by Big Sky that have created equity in the buildings. (See Note 8 to financial statements for terms and conditions of these leases and options.)

     (4) Property Renovation, Improvement and Development Programs. Big Sky maintains the properties that it leases on a current basis as required in the leases. Big Sky has no present plans for improvements or developments of these properties.

     (5) Competitive Conditions Effecting Properties. Other air carriers and providers of air transportation services seek the properties that Big Sky leases and rents for its operations. Local conditions influence the terms and conditions of these leases and rental agreements. Airport authorities establish the terms and conditions of the rental rates at most of the airport locations where Big Sky conducts operations. From time to time, Big Sky experiences situations at airports in which counter and gate facilities are in high demand, resulting in a bidding situation.

     (6) Insurance Coverage. Big Sky maintains insurance coverage customary in the airline industry covering its operations and property, with policy limits that it believes to be adequate. Coverage includes public liability, passenger liability, aircraft equipment loss or damage, lessor-required real property hazard and casualty coverage, baggage and cargo liability and workers' compensation.

     (7) Leasing of Properties by Big Sky. Big Sky does not lease any of its properties. Big Sky occasionally enters into subleases of its facilities with other aviation operators.


                            ITEM 3. LEGAL PROCEEDINGS


Big Sky is not involved in any legal proceedings nor are its properties the subject of any pending legal proceedings, except for routine litigation incidental to the business that is not material to Big Sky's financial condition. There are no legal proceedings in which any director, officer or affiliate of Big Sky, or any owner of record or beneficially of more than 5% of Big Sky's common stock is a party that involves Big Sky. There are no legal proceedings against Big Sky by any holder of Big Sky common stock.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Big Sky's Annual Meeting of Stockholders was held on February 29, 2000. A total of 862,040 shares were represented at the meeting constituting 68.2% of the total shares outstanding. Three proposals were submitted for approval to the
Stockholders:

1. Directors to serve for the next twelve-month period were elected: Jon Marchi (815,260 shares for, 0 shares against, 46,780 shares withheld), Kim B. Champney (815,500 shares for, 0 shares against, 46,540 shares withheld), Jack K. Daniels (861,340 shares for, 0 shares against, 700 shares withheld), Alan D. Nicholson (861,270 shares for, 0 shares against, 780 shares withheld), Stephen D. Huntington (861,440 shares for, 0 shares against, 600 shares withheld), and Craig Denney (815,440 shares for, 0 shares against, 46,600 shares withheld).

2. By a vote of 861,380 shares for, 480 shares against, 180 shares abstaining, the selection of Eide Bailly & Co., P.L.L.P., as independent auditors was ratified and approved.

3. By a vote of 654,717 shares for, 49,300 shares against, 7,500 shares abstaining shares, 150,523 shares not voting, the Big Sky Transportation Co. 1999 Long-Term Incentive and Stock Option Plan was approved.

During the twelve-month period ending June 30, 2000, there were no special meetings of the stockholders or votes of stockholders at special meetings.


                                     PART II

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

(A) MARKET INFORMATION.

     (1) Principal Trading Market and Trading Information. Since August 1980, Big Sky's common stock has been listed on the Pacific Exchange, Inc. (PSE). The stock trading symbol is "BSA.P".

The following table, based on total monthly report statistics as received from the PSE, sets forth the range of high and low sales prices of Big Sky's common stock by quarter during 1999 and 2000. Bid prices represent quotations between dealers and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Data for 1999 and 2000 reflect the effect of the 5:1 reverse stock split effective in August 1996:


         1999
    QUARTER ENDED         HIGH ($)     LOW ($)
09/30/98                   2.2500      1.8750
12/31/98                   1.9375      1.6875
03/31/99                   2.0625      1.6875
06/30/99                   1.7500      1.4375

         2000
    QUARTER ENDED         HIGH ($)     LOW ($)
09/30/99                   1.3750      1.3750
12/31/00                   1.4375      1.2500
03/31/00                   1.1250      0.8750
06/30/00                   1.1250      1.0000



(B) HOLDERS.

According to records maintained by Big Sky's transfer agent, Continental Stock Transfer & Trust Co., Big Sky had 296 holders-of-record of its 1996 Series Common Stock as of June 30, 2000.

(C) DIVIDENDS

Big Sky did not pay dividends on its common stock during the year ended June 30, 2000 and has not paid dividends in the past. Big Sky reinvests its earnings in order to provide operational growth, acquired operational assets, and increase shareholder equity. Management does not anticipate payment of cash dividends in the foreseeable future.

(D) UNREGISTERED EQUITY SECURITIES SOLD DURING PERIOD.

There were no sales of unregistered equity securities sold during the 12 month period ended June 30, 2000.


                       ITEM 6. MANAGEMENT'S DISCUSSION AND
                          ANALYSIS OR PLAN OF OPERATION

(A) PLAN OF OPERATION.

Not applicable.

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION AND FINANCIAL CONDITION: In 2000, Big Sky recorded an operating loss of $845,151 on revenues of $21,925,902 compared to an operating loss of $110,345 on revenues of $15,914,998 during 1999. Net losses were $724,179 and $178,780 for 2000 and 1999, respectively.

During the past two years management has sought opportunities to increase traffic growth in both subsidized and non-subsidized markets. Most significantly, Big Sky contracted with the DOT to provide essential air service to eight communities in the south central United States. This action effectively doubled Big Sky's scope of operations. At the request of the DOT, Big Sky began serving these communities on an expedited basis in November 1998. Other significant service expansions over the past two years include increased service (effective November 1998) between points in western Montana and Spokane and new service to Denver (effective February 2000) from Big Sky's northern and southern route systems.

These service expansions have produced mixed results. As stated above, Big Sky began its southern EAS operations on an expedited basis that resulted in significant problems in acquiring suitable aircraft to meet the scheduled service demands. Moreover, reliability problems associated with these new aircraft led to an unusually high number of flight cancellations. These aircraft shortage and reliability problems together with general start-up expenses led to significant losses, incurred primarily in 1999. In contrast, Big Sky's expanded service to Spokane via cities in western Montana and new service to Denver from its northern and southern systems have met or exceeded management's expectations.

In 2000, a number of unusual events resulted in significant operating losses, primarily in the first nine months. Specifically, Big Sky incurred seven non-scheduled engine removals that resulted in higher than expected engine maintenance. Big Sky also experienced excessive pilot turnover. Management believes that this pilot turnover is primarily attributable to a reinterpretation of flight and duty times by the FAA that led to a migration of pilots to the major airlines at the expense of smaller, regional airlines, including Big Sky. A secondary impact of these events was that Big Sky had to cancel a significant number of flights that reduced the amount of subsidy revenue to be earned under the EAS contract. Rising fuel costs also negatively impacted Big Sky throughout 2000. The average cost of jet fuel has increased by approximately 35% in 2000. By the fourth quarter of 2000 Big Sky had taken steps to better manage its maintenance and pilot turnover expenses. Despite other unusual events that created operational problems, Big Sky posted an operating profit of $279,713 on revenues of $6,255,103 in the fourth quarter of 2000.

The following table sets forth certain statistics relating to the operations of Big Sky during the past two years:

                                                               YEAR ENDED JUNE 30
                                                               2000           1999
          PASSENGERS                                          130,232        93,157
          REVENUE PASSENGER MILES--RPMS (000)                  36,402        24,053
          AVAILABLE SEAT MILES--ASMS (000)                    104,577        72,245
          ASMS INCLUDING CHARTER (000)                        104,577        72,245
          AVERAGE PASSENGER LOAD FACTOR (%)                      34.8          33.3
          AIRCRAFT MILES (000)                                  5,503         3,802
          AVERAGE YIELD PER RPM (CENTS)                         29.76         32.58
          OPERATING COST PER ASM (CENTS)                        21.77         22.18
          FREIGHT POUNDS                                      313,035       273,400
          OPERATING BREAKEVEN, INCLUDING SUBSIDY (%)             36.1          33.5
          FLEET:
             METRO III                                             10             9
             METRO 23                                               4             3
                 TOTAL                                             14            12
          CITIES SERVED                                            26            24


     The following table shows a comparison of revenues for the years ended June 30.

                                                                      INCREASE
                                      2000               1999        (DECREASE)     %
    PASSENGER                      10,832,880          7,822,443     3,010,437     38
    CARGO                             235,356            218,091        17,265      8
    PUBLIC SERVICE.                10,739,560          7,749,560     2,990,000     39
    OTHER                             118,106            124,904       (6,798)    (5)

    TOTAL                          21,925,902         15,914,998     6,010,904     38


The increase in passenger and cargo revenue is primarily related to the continued growth in Big Sky's western Montana routes, new service to Denver and to a lesser extent growth in passenger traffic on EAS routes. The increase in public service revenue is due to a full year of southern EAS revenue reflected in 2000 compared to nine months in 1999.


                                          2000             1999         INCREASE      %
    FLYING OPERATIONS                  9,032,129        6,670,044       2,362,085    35
    MAINTENANCE                        5,725,122        3,310,380       2,414,742    73
    TRAFFIC                            4,747,369        3,538,311       1,209,058    34
    MARKETING                          1,680,853        1,200,767         480,086    40
    GENERAL AND ADMIN.                 1,255,285        1,097,489         157,796    14
    DEPRECIATION                         330,295          208,352         121,943    59

    TOTAL OPERATING EXPENSE           22,771,053       16,025,343       6,745,710    42

The increase in flying operations expense is due primarily to a full year of southern EAS-related expenses (e.g., pilot compensation, aircraft rentals and insurance, property taxes) reflected in 2000 compared to nine months in 1999. Also contributing to the increase is pilot training and fuel expenses. Management estimates that the excessive pilot turnover had a total economic loss of approximately $600,000.

The increase in maintenance expenses is attributable to expanded fleet and aircraft utilization that resulted in a 46% increase in aircraft hours flown. As discussed above, Big Sky experienced significant unscheduled engine maintenance attributable to bird ingestions and other unusual events resulting in seven unscheduled engine removals. Management estimates that the cost of these events approximated $500,000 during the past year.

The increase in traffic servicing is primarily related to a full year of expenses in the southern EAS region in 2000 compared to nine months in 2000 and is proportional to the increased passenger traffic. To a lesser extent, new service to Denver from the northern and southern regions also contributed to the increase.

The increase in marketing expense is primarily related to expenses associated with higher passenger volume resulting in higher credit card commissions, customer reservation system charges, communications expenses and reservation staffing.

General and administrative cost increases in 2000 over 1999 were the result of additional administrative support related to the addition of the southern EAS operation and the large increase in passengers carried. An increase in employee benefits related to increased staffing in all functions also contributed to the increase.

Depreciation expense increased due to a full year of expenses in the southern EAS region in 2000 compared to nine months in 2000.

An increase in net interest expense is attributable to Big Sky's increased use of its line of credit and payments under a capital lease for Big Sky's new general offices.

LIQUIDITY AND CAPITAL RESOURCES: A review of current liquidity for the last two years is presented in the following chart:

                                          WORKING CAPITAL    CURRENT RATIO
     YEAR ENDED JUNE 30, 1999                 (159,873)          .95:1

     YEAR ENDED JUNE 30, 2000               (1,090,551)          .76:1


A review of the capital resources for the last two years is presented below:

                                              LONG TERM DEBT
                                          (EXCL CURRENT PORTION)    SHAREHOLDERS' EQUITY
         YEAR ENDED JUNE 30, 1999                1,192,981               1,526,728

         YEAR ENDED JUNE 30, 2000                1,553,080                 803,699



Big Sky has established a line of credit for $1,500,000 through First Interstate Bank of Billings. The actual line availability is based upon a borrowing formula covering accounts receivable, inventories and accounts payable. Big Sky uses the line primarily to supplement timing differences in cash flow. During the 12 month period ended June 30, 2000, Big Sky's draws against the line of credit ranged from a low of $51,302 to a high of $1,495,766.

The decrease in working capital is the result of Big Sky's use of its line of credit and from unprofitable operations resulting from the factors described above. Payment patterns related to the EAS contracts result in the need to fund operations for periods ranging from fifteen to forty-five days which account for a major part of the timing differences that require the use of the line of credit. A second major cash flow component comes from the Airline Clearinghouse
(ACH). This central clearinghouse administers payments for tickets sold and services rendered among airline participants. ACH remits payment approximately twenty-eight days after the month for tickets sold by other airlines but accepted by Big Sky.

Cash used for operating activities for the year ended June 30, 2000 was $213,359 compared to cash used of $148,787 in the prior year. The decrease is attributed to the operating loss and increases in inventories and deposits related to the expanded fleet. Cash used for investing activities in 2000 was $331,962. In comparison, 1999's investing activities totaling $2,020,001 included the acquisition of a seventh Metro III aircraft, additional aircraft rotable spare parts, ground service equipment required to support the expanded fleet and operations, and new computer hardware and software. Cash from financing activities for 2000 was $325,027 compared to $1,876,412 in 1999.


                          ITEM 7. FINANCIAL STATEMENTS


Big Sky's complete audited financial statements for 2000 are appended to this report.


    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

No disagreements exist between Big Sky and its accountant/auditors, Eide Bailly & Company, with regard to accounting or financial disclosures for the current reporting period.


                                    PART III
    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         (A) IDENTITY OF DIRECTORS AND EXECUTIVE OFFICERS.

         Directors of the Corporation are elected annually by the stockholders. The Board elects Executive officers annually and serves at its discretion. No arrangement exists between any executive officer and any other person or persons pursuant to which any officer was or is to be selected as an executive officer.

         The directors and executive officers are listed below, along with the following information: Name, Executive Offices Held With Big Sky Transportation Co., Principal Occupation, Previous Employment, Outside Directorships, Education & Stock Owned (including exercisable options):
         (a), (b)

         JON MARCHI, DIRECTOR & EXECUTIVE OFFICER:

         BigSky--Chairman of the Board & Treasurer, April 1996 to-date; Secretary 1991-1995; Outside Director since 1979; Principal Business--Owner & President, Marchi Angus Ranches, Polson, MT, 1985 to-date; Director & Chairman, Glacier Venture Fund, The Montana Small Business Investment Capital Company; Director & Chairman, Development Corporation of Montana; Director & President, Montana Private Capital Network; Director, Montana Community Finance Corporation; Director, Montana Small Business Connections; Previous Employment--D.A. Davidson & Co., Great Falls, MT (regional investment company & securities dealer), 1972-1985;
         Other--Director, College of Business Advisory Board, Montana State University-Billings; Director, Montana Small Business Administration Advisory Council; Director, Montana Ambassadors;
         Education--B.S. Business & M.S. Finance, University of Montana; Age--54; Stock--66,556 (c), % Class--5.3% (i).

         JACK K. DANIELS, DIRECTOR & EXECUTIVE OFFICER:
         BigSky--Vice-Chairman of the Board & Assistant Secretary, April 1995 to-February 1998; Outside Director since 1990; Interim CEO August 1997 to January 1998. Principal Business--Owner/President, SerVair Accessories, Inc. (fixed base aviation operator), Williston, ND, 1950 -1994 (retired);
         Other--Former Chairman, North Dakota Aeronautics Commission (retired); Former Treasurer, National Committee of Cities & States for Airline Service--NCCSAS (retired);
         Age--75; Stock--22,620 (d), % Class--1.8% (i).

         STEPHEN D. HUNTINGTON, DIRECTOR & EXECUTIVE OFFICER:
         BigSky--Assistant Secretary February 1998 to date; Secretary 1996 - February 1998; Outside Director since 1994; Principal Business--Principal, Northern Rockies Venture Fund, Butte, MT, 1990 to-date; VP, Corporate Development & Finance, MSE, Inc., Butte, MT; Other--Director, MSE-HKM, Inc., Director, MSE Technology Applications, Inc., Director, Safe Shop Tools, Inc., 1997;

         Previous Employment--State of Montana, 1982-1990.
         Education--B.A. Political Science and Graduate Studies, Law & Public Administration, University of Montana;
         Age--44; Stock--15,600 (e); % Class 1.2% (i)

         BARBARA H. NEMECEK, DIRECTOR & EXECUTIVE OFFICER:
         BigSky--Outside Director since 2000; Principal Business--Dean, Montana State University-Billings College of Business, 1997 to-date; Associate Professor, University of Nebraska-Kearney Management & Marketing Department, Kearney, NB, 1993 - 1997, Interim Chair, Family & Consumer Sciences Department, 1995 - 1997, Coordinator-Continuing Education & Extension, University of Minnesota Marketing & Logistics Management Department, 1988 - 1992.
         Education--B.S.General Home Economics, University of Wisconsin-Stout, M.S. Clothing, Textiles and Related Arts, Ph.D. Business Administration, University of Minnesota
         Age--61; Stock--5,000 (f); % Class .4% (i)

         CRAIG DENNEY, DIRECTOR & EXECUTIVE OFFICER:
         BigSky--Executive Vice President, Division Manager & COO, December 1995 to-date; Secretary and Assistant Treasurer, February 1998 to date; Vice President/Operations & COO, 1989-1995; Vice President/ Ground Services, Director/Ground Services, Director/Customer Service & Station Manager, various periods 1978-1989. Director since 1995;
         Previous Employment--Transportation Agent, Northwest Airlines, Inc., Great Falls & Butte, MT, 1974-1978;
         Other--Member & Former Chairman, Air Carrier Advisory Committee, Billings Logan International Airport; Member, Aviation Council, Department of Aviation, Rocky Mountain College;
         Education--A.A. Aviation Administration, Anoka Ramsey J. C., Coon Rapids, MN;
         Age--47; Stock--41,420 (g), % Class 3.3% (i)

         KIM B. CHAMPNEY, DIRECTOR & EXECUTIVE OFFICER:
         Big Sky--President & CEO, January 1998 to date; Interim CFO, March 1998 to date; Director, February 1998 to date
         Previous Employment--Vice President Business Development, Merlin Express, San Antonio TX, 1993-1997, Director Airline Planning, DHL Airways, Cincinnati OH, 1990-1993; Director Financial Analysis, Braniff Inc,, Orlando FL, 1989-1990; Director Corporate Planning, Piedmont Airlines, Winston-Salem NC, 1986-1989; Treasurer, 1985-1986, Controller 1981-1985, Empire Airlines Inc., Utica/Rome NY Manager General Accounting, The Black Clawson Co., Fulton NY, 1976-1981
         Education--B.S. Accounting, Rochester Institute of Technology, Rochester NY.
         Age--46; Stock--25,300 (h) Class--2.0% (i)

         JAMES R. TEVLIN, EXECUTIVE OFFICER:
         Big Sky--Controller & Treasurer, February 2000 to date Previous Employment--Manager-Domestic Corporate Accounting, Federal Express, Memphis, TN, 1997-1998, Senior Financial Reporting Accountant, Federal Express, Memphis, TN, 1991-1997; Financial Reporting Accountant, Federal Express, Memphis, TN, 1989-1990; Auditor, Arthur Andersen & Co, 1987-1989;
         Education--B.S. Corporate Finance, University of Alabama, Tuscaloosa, AL, M.B.A-(accounting concentration) University of South Alabama, Mobile, AL. Certified Public Accountant (inactive)-Tennessee.
         Age--39


(a) The above-listed directors were duly elected at the 2000 Annual Meeting of Stockholders. The Corporation's present executive officers and Board leadership were elected in February 2000. Except as indicated above, each director has held the outside positions shown above, or other executive positions with the same business for the past five years.

(b) Shares shown reflect outstanding shares of 1996 Series Common Stock beneficially owned, both directly and indirectly, as of June 30, 2000, as well as options exercisable within 60 days thereof, and any options known to be exercised as of the report date. Beneficial ownership shown represents sole voting and investment power. 1998-99 service-related stock option awards are included for outside directors, whether exercised or not. Note that options exercisable may or may not be exercised.

(c) 62,556 shares owned. Options exercisable at 6/30/2000 on 4,000 shares.

(d) 16,620 shares owned. Options exercisable at 6/30/2000 on 6,000 shares.

(e) 5,600 shares owned. Options exercisable at 6/30/2000 on 10,000 shares.

(f) 5,000 shares owned. No options exercisable at 6/30/2000.

(g) 21,420 shares owned. Options exercisable at 6/30/2000 on 20,000 shares.

(h) 5,300 shares owned. Options exercisable at 6/30/2000 on 20,000 shares.

(i) Includes shares owned and eligible options, as a percent of total outstanding shares, shown to nearest tenth.

On April 27, 2000, Alan D. Nicholson resigned from Big Sky's Board of Directors. Additionally, on September 1, 2000, the Board voted to elect Ed Wetherbee and Ken L. Thuerbach to Big Sky's Board of Directors.


(B) IDENTITY OF SIGNIFICANT EMPLOYEES.

Big Sky does not expect significant contributions by any employees other than the executive officers of Big Sky

(C) FAMILY RELATIONSHIPS.

None of Big Sky's executive officers have any family relationship to any of Big Sky's directors or to any other executive officers of Big Sky.

(D) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

None of Big Sky's directors or executive officers, during the past five years:

     (1) have filed a bankruptcy petition or had a bankruptcy petition filed against them or any business in which they are or were a general partner or executive officer;

     (2) have been convicted in any criminal proceeding or are subject to pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) have been subject to any order, judgment or decree of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending, or otherwise limiting such person's involvement in any type of business, securities or banking activities;

     (4) have been found by court of competent jurisdiction, the SEC, or the commodity futures trading commission who have violated a federal or state securities or commodities law.

(E) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Based upon its review of SEC Forms 3, 4, and 5 and amendments thereto furnished to Big Sky under Rule 16a-3(e), Big Sky has not found any late or delinquent reports by any person who was a director, officer, or beneficial owner of more than 10% of any class of Big Sky's equity securities during 2000.


                         ITEM 10. EXECUTIVE COMPENSATION


(A) EXECUTIVE COMPENSATION.

In the table below is set forth compensation information for the President/CEO (Mr. Champney) in 1998, 1999 and 2000, the sole "named executive" of the Corporation, for which such reporting is required.


                                                            LONG-TERM               OTHER
                                                          COMPENSATION          COMPENSATION--
                           SALARY (1)     BONUS (2)    STOCK OPTIONS # (3)       NON-CASH (4)

           2000                 95,000            0                      0                    0
           1999                 95,000        7,791                 20,000               25,435
           1998                 38,230            0                      0                    0


(1) Base compensation.
(2) Cash Bonus.
(3) Stock options shown are post-recapitalization.
(4) Includes stock bonus of 5,300 shares and compensation recognized for the difference between the fair market price and the stock option price at the date of the stock option award, pursuant to employment agreement

(B) BOARD COMPENSATION.

At June 30, 2000, the Corporation had six directors--four "outside" (non-employee) directors and two "inside" (employee) directors. The Corporation is authorized to pay each of its outside directors base compensation of $1,000 per year, plus $300 for each regularly scheduled in-person Board meeting attended and $150 for each tele-conference meeting attended. Additionally, outside directors receive $75 per hour, up to a maximum of $300 per day, for work on special projects. Board members are reimbursed for out-of-pocket expenses required in the performance of their duties and to attend Board meetings and committee meetings. The Chairman also is paid fixed compensation of $500 per month. Payments for outside directors' services during 2000 were $37,597 as follows:

                                ITEM                      PAYMENTS
                MTGS., CONF. & SPECIAL PROJECTS (1)            $34,163
                EXPENSE REIMBURSEMENT (2)                        3,434

                            TOTAL (3)                          $37,597


(1) Annual base compensation, individual meeting compensation, and monthly base compensation (applicable for Chairman).
(2) Includes travel and per diem.
(3) Individual totals as follows: Marchi-$22,255, Nicholson-$3,700, Huntington- $6,261, Daniels-$4,781 and Nemecek-$600. Expenses shown are exclusive of legal, professional & other fees related to board matters.

The Corporation has an Outside Directors Stock Option Plan, granting outside directors the option to purchase 2,000 shares of stock annually at the conclusion of each year's service, at the market price on that date. The option term is five years. Under this Plan, prior to 1997, options had been granted to purchase 10,000 shares at $.9375 per share. Options to purchase an additional 8,000 shares were granted under this Plan in February 1997 at $1.125 per share. Options to purchase an additional 8,000 shares were granted under the Plan in February 1998 at $1.3875 per share. Options to purchase an additional 8,000 shares were granted under the Plan in February 1999 at $1.9375 per share. Options to purchase an additional 8,000 shares were granted under the Plan in February 2000 at $.9375 per share. (Note: above share price and share amounts are post-recapitalization)

(C) COMPENSATION & MANAGEMENT DEVELOPMENT.

During 2000, the Board's Committee on Compensation and Management Development was comprised of Messrs. Marchi and Huntington. The Committee is responsible to provide an annual review of the President/CEO, recommend compensation and incentive changes with regard to the President/CEO and generally to offer guidance to the Board with regard to senior management organization, performance incentives and development.

(D) OFFICER AND DIRECTOR STOCK OPTIONS.

The table below summarizes options to purchase shares, which have been issued to existing board members and executive officers under its stock option plans and were outstanding and exercisable, but not exercised as of June 30, 2000 (post-recapitalization basis):

      OFFICE/DIRECTOR            GRANT          STOCK OPTIONS
       & OPTION PLAN              DATE      OUTSTANDING (SHARES)   OPTIONS PRICE ($)
CRAIG DENNEY:
   1996 Team Inc.                  3/98                20,000               1.09375

STEPHEN D. HUNTINGTON:
   1995 DSOP                       2/96                 2,000                .93750
   1995 DSOP                       2/97                 2,000               1.25000
   1995 DSOP                       2/98                 2,000               1.38750
   1995 DSOP                       3/99                 2,000               1.93750
   1995 DSOP                       3/00                 2,000                .93750

JACK K. DANIELS:
   1995 DSOP                       2/98                 2,000               1.38750
   1995 DSOP                       3/99                 2,000               1.93750
   1995 DSOP                       3/00                 2,000                .93750

JON MARCHI:
   1995 DSOP                       3/99                 2,000               1.93750
   1995 DSOP                       3/00                 2,000                .93750

KIM CHAMPNEY:
   1996 QSOP                       3/99                20,000               1.18750


Notes: No other options are outstanding to officers and directors. In 1995 and 1996, the Board reserved additional stock options solely for new business development incentive purposes for principal management contingent on the attainment of specific objectives and/or further Board approvals, (1) Team Incentive Plan--60,000 shares @ $1.09375; earned and issued in 1998 and (2) 1995 Special Stock Option Plan--6,000 shares @ $.6250, earned and issued in 1998 & 4,000 shares @ $.7500, not awarded. (shares and prices are post-recapitalization).
Current market bid/asked prices are $1.125/$1.125 per share.
QSOP = Qualified Stock Option Plan, DSOP = Director Stock Option Plan, Team Inc = Team Incentive Plan.

(E) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN CONTROL ARRANGEMENTS.

Big Sky has an executive employment agreement with Mr. Champney that provides for a base compensation of $7,917 per month and to certain incentive stock options and cash bonuses under a schedule based upon performance and objectives, as awarded by the Board of Directors. Mr. Champney's agreement expires on June 30, 2002. The agreement provides for severance pay to be awarded based upon the event leading to termination. Severance pay ranges from no severance pay in the event of termination for misconduct to twelve months compensation if the Agreement is terminated because of a sale of Big Sky's business or assets.


                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                         BENEFICIAL OWNERS & MANAGEMENT

(A) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table provides information, as of June 30, 2000, with respect to each person known to Big Sky to own beneficially more than five percent (5%) of the outstanding Common Stock:

        BENEFICIAL OWNER                        SHARES #      %CLASS
        Derby West Corp., LLC, Sheridan,           347,520       27.8
        WY (a)
        H. V. Holeman, Las Vegas, NV (b)           108,780        8.6
        Jon Marchi                                  66,556        5.3
        Northern Rockies Venture Fund (c)          114,286        9.2

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

(c) Represents 1996 Series Common Stock acquired through the private placement in February 1999. Stephen Huntington, a Director of Big Sky is a principal in Northern Rockies Venture Fund.

(B) SECURITY OWNERSHIP OF MANAGEMENT

The following table provides information as of June 30, 2000 with respect to Common Stock beneficially owned by officers and directors of Big Sky:


               OFFICER OR DIRECTOR                       SHARES #     % CLASS
               JON MARCHI                                   66,556        5.3
               JACK DANIELS                                 22,620        1.8
               STEVE HUNTINGTON                             15,600        1.2
               CRAIG DENNEY                                 41,420        3.3
               KIM CHAMPNEY                                 25,300        2.0

               TOTAL MANAGEMENT OWNERSHIP                  171,496       13.7




(C) CHANGES IN CONTROL.

There are no arrangements known to Big Sky that may result in a change of control of Big Sky.



             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


(A) TRANSACTIONS WITH INSIDERS

In March 1994, Big Sky leased land, a hangar and office facility from Jon Marchi, a director, officer and shareholder. On December 1, 1999 this lease was renewed and combined with another lease for a new general office building. Management believes that the terms of the leases were as favorable as those that could have been obtained from independent third parties. The lease extends for 15 years and contains a six-year option to extend and provides Big Sky four separate purchase options. Total payments under these leases were $46,023 and $42,000 in 2000 and 1999, respectively.

(B) TRANSACTIONS WITH PROMOTERS.

Big Sky has had no transactions with promoters during the past five years.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS: (referenced by type)

(2) PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION.

The Debtor's Supplement to Disclosure Statement and Third Plan of Reorganization (filed August 30, 1991 on Company's Form 8-K report and incorporated herein by reference).

(3) ARTICLES OF INCORPORATION AND BYLAWS.

(i) Big Sky Transportation Co.'s Articles of Incorporation Incorporating Amendments were filed as Exhibits 2.1 to Big Sky's Form 8-A registration filed August 23, 1997, and incorporated herein by reference.

(ii) Big Sky Transportation Co.'s Restated Bylaws were filed as Exhibit 2.2 to Big Sky's Form 8-A registration filed August 23, 1997, and incorporated herein by reference.

(4) INSTRUMENTS DEFINING THE RIGHTS OF HOLDERS.

(i) Specimen certificate for shares of the Common Stock of Big Sky Transportation Co. 1996 Series Common Stock was filed as Exhibit 1.1 to Big Sky's Form 8-A registration filed August 23, 1997, and incorporated herein by reference.

(ii) Big Sky agrees to furnish the Commission on request copies of instruments with respect to long-term debt, the amount of which debt does not exceed 10% of the total assets of Big Sky.

(iii) Big Sky has no indentures qualified under the Trust Indenture Act of 1939.

(9) VOTING TRUST AGREEMENTS - Big Sky has no voting trust agreements.

(10) MATERIAL CONTRACTS.

(i) Substantial Business Contracts.

(a) DOT Show Cause Order 98-9-12, issued September 14, 1998, providing for tentative carrier selection of essential air service at the seven Montana points to the hub at Billings and one daily trip between Sidney and Bismarck from December 1, 1998 through November 30, 2000 at an annual subsidy rate of $4,697,222. See Exhibit 10(a) to Big Sky's report on Form 10-KSB filed September 25, 1998, incorporated herein by reference.

(b) DOT Order 99-12-28, issued December 29,1999, provided for selection of Big Sky as Essential Air Service carrier for eight points in Arkansas, Oklahoma, and Texas, with hub at Dallas, Texas, through November 30, 2001. See Exhibit 10 (c) to Company's report on Form 10-QSB filed February 14, 2000, incorporated herein by reference.

(ii) Management Contracts and Compensatory Plans.

(a) Big Sky's 1995 Directors Composition, Meeting, and Compensation Plan specifies compensation for directors based upon their attendance at meetings and authorizes incentive stock options for up to 2,000 shares of 1996 Series Common Stock per year. See Big Sky's S-8 Registration No. 333-22775, dated March 4, 1997, incorporated herein by reference.

(b) The Employment Agreement between Big Sky and its President/CEO, Kim B. Champney, dated April 3, 1998, establishes a base salary of $7,500 per month with increases, and provides for certain performance based stock options. A copy of said Employment Agreement was filed with Big Sky's Form 10-KSB dated September 28, 1999, and is incorporated by reference.

(11) STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS - See attached financial statements, note 1.

(13) ANNUAL OR QUARTERLY REPORTS -- Not Applicable.

(16) LETTER ON CHANGE IN CERTIFYING ACCOUNTANT -- Not Applicable.

(18) LETTER ON CHANGE IN ACCOUNTING PRINCIPLES -- Not Applicable.

(21) SUBSIDIARIES OF THE REGISTRANT -- Not Applicable.

(22) PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE -- Not Applicable.

(23) CONSENT OF EXPERTS AND COUNSEL -- Not Applicable.

(24) POWER OF ATTORNEY -- Not Applicable.

(27) FINANCIAL DATA SCHEDULE -- Filed herewith.

(B) REPORTS ON FORM 8-K - No reports were filed on Form 8-K during the 12 month period ended June 30, 2000.

SIGNATURES:
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIG SKY TRANSPORTATION CO
   DBA BIG SKY AIRLINES


/s/ Kim B. Champney
-------------------
Kim B. Champney                                               September 27, 2000
Director, President & CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:



/s/ Jon Marchi
--------------
Jon Marchi
Director, Chairman
   & Treasurer                                                September 27, 2000


/s/ Craig Denney
----------------
Craig Denney
Director, Executive VP,
& COO., Secretary,
Assistant Treasurer
(Chief Operating Officer)                                     September 27, 2000


/s/ Stephen D. Huntington
-------------------------
Stephen D. Huntington
Director & Assistant Secretary                                September 27, 2000


/s/ Barbara H. Nemecek
----------------------
Barbara H. Nemecek
Director                                                      September 27, 2000


/s/ Jack K. Daniels
-------------------
Jack K. Daniels
Director, Vice Chairman                                       September 27, 2000

/s/ James R. Tevlin
-------------------
James R. Tevlin
Controller, Treasurer                                         September 27, 2000

                           BIG SKY TRANSPORTATION CO.

                              FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

BIG SKY TRANSPORTATION CO.

Table of Contents

                                                                                                               Page
                                                                                                               ----
INDEPENDENT AUDITOR'S REPORT                                                                                      1

FINANCIAL STATEMENTS
   Balance Sheets                                                                                                 2
   Operations                                                                                                     3
   Stockholders' Equity                                                                                           4
   Cash Flows                                                                                                   5-6
   Notes to Financial Statements                                                                               7-18

                       INDEPENDENT AUDITOR'S REPORT


The Board of Directors and Stockholders
Big Sky Transportation Co.
Billings, Montana


We have audited the accompanying balance sheets of BIG SKY TRANSPORTATION CO. as of June 30, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 7 to the financial statements, a significant portion of the Company's revenues for the years ended June 30, 2000 and 1999 were derived from routes which are subsidized by the federal Essential Air Service (EAS) program.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BIG SKY TRANSPORTATION CO. as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Eide Bailly LLP
Billings, Montana
August 25, 2000

BIG SKY TRANSPORTATION CO.
BALANCE SHEETS
JUNE 30, 2000 AND 1999

                                                                                          2000             1999
                                                                                    -------------    --------------
ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                       $            -   $       220,294
   Restricted cash                                                                        137,500           137,500
   Accounts receivable, less allowance for doubtful receivables of
       $7,200 in 2000 and $1,200 in 1999                                                2,295,134         1,698,313
   Income tax refund receivable                                                            32,439            35,603
   Expendable parts and supplies                                                          507,875           444,882
   Inventory held for sale                                                                108,765            30,000
   Prepaid expenses                                                                       240,694           111,360
   Deferred income taxes                                                                   69,000            69,000
                                                                                    -------------    --------------

          Total current assets                                                          3,391,407         2,746,952
                                                                                    -------------    --------------

OTHER ASSETS
   Deferred income taxes                                                                  365,000                 -
   Deposits and other assets                                                               79,954           176,991
                                                                                    -------------    --------------
                                                                                          444,954           176,991
                                                                                    -------------    --------------


PROPERTY AND EQUIPMENT                                                                  3,002,376         2,702,591
                                                                                    -------------    --------------

                                                                                   $    6,838,737   $     5,626,534
                                                                                    =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Note payable                                                                    $    1,225,638   $       700,000
   Current maturities of long-term debt                                                   209,769           457,385
   Accounts payable                                                                     1,301,677           856,073
   Accrued expenses                                                                       825,887           596,437
   Traffic balances payable and unused tickets                                            918,987           296,930
                                                                                    -------------    --------------

          Total current liabilities                                                     4,481,958         2,906,825
                                                                                    -------------    --------------

LONG-TERM DEBT, less current maturities                                                 1,553,080         1,192,981
                                                                                    -------------    --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, no par value
       Authorized, 20,000,000 shares
       Issued and outstanding, 1,248,102 shares in 2000
           and 1,245,302 in 1999                                                          815,375           814,225
   Additional paid-in capital                                                             242,034           242,034
   Retained earnings (deficit)                                                           (229,857)          494,322
                                                                                    -------------    --------------
                                                                                          827,552         1,550,581
   Less treasury stock at cost (20,000 shares in 2000 and 1999)                           (23,853)          (23,853)
                                                                                    -------------    --------------

                                                                                          803,699         1,526,728
                                                                                    -------------    --------------
                                                                                   $    6,838,737   $     5,626,534
                                                                                    =============    ==============



See notes to financial statements.      2

BIG SKY TRANSPORTATION CO.
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2000 AND 1999



                                                                 2000                 1999
                                                           -------------         --------------

OPERATING REVENUE
   Passenger                                                $ 10,832,880           $  7,822,443
   Public service                                             10,739,560              7,749,560
   Cargo                                                         235,356                218,091
   Other                                                         118,106                124,904
                                                            ------------           ------------
          Total operating revenue                             21,925,902             15,914,998
                                                            ------------           ------------

OPERATING EXPENSES
   Flying operations                                           9,032,129              6,670,044
   Maintenance                                                 5,725,122              3,310,380
   Traffic                                                     4,747,369              3,538,311
   Depreciation and amortization                                 330,295                208,352
   Marketing                                                   1,680,853              1,200,767
   General and administrative                                  1,255,285              1,097,489
                                                            ------------           ------------
          Total operating expenses                            22,771,053             16,025,343
                                                            ------------           ------------

LOSS FROM OPERATIONS                                            (845,151)              (110,345)

OTHER INCOME (EXPENSE)
   Interest expense                                             (262,602)              (155,021)
   Interest income                                                14,424                 30,711
   Gain (loss) on inventory and equipment disposal                   150                (20,356)
   Other                                                              --                (12,769)
                                                            ------------           ------------

LOSS BEFORE INCOME TAXES                                      (1,093,179)              (267,780)

INCOME TAX BENEFIT                                              (369,000)               (89,000)
                                                            ------------           ------------

NET LOSS                                                    $   (724,179)          $   (178,780)
                                                            ============           ============

BASIC LOSS PER COMMON SHARE                                 $       (.58)          $       (.15)
                                                            ============           ============

DILUTED LOSS PER COMMON SHARE                               $       (.55)          $       (.14)
                                                            ============           ============



See notes to financial statements.      3

BIG SKY TRANSPORTATION CO.
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2000 AND 1999

                                                                ADDITIONAL                       RETAINED
                                         COMMON STOCK            PAID-IN        TREASURY         EARNINGS
                                    SHARES         AMOUNT        CAPITAL          STOCK         (DEFICIT)        TOTAL
                                 -----------     ----------     ----------      ----------     ------------   ----------
BALANCE,
    JUNE 30, 1998                1,127,637      $   579,722     $   228,909   $   (23,853)    $   673,102     $ 1,457,880

    Common stock issued            134,372          235,151               -             -               -         235,151

    Retirement of common
       stock                       (64,857)         (71,507)              -             -               -         (71,507)

    Stock options issued
       pursuant to employee
       incentive plans                   -                -          15,000             -               -          15,000

    Common stock options
       exercised                    32,750           38,765          (1,875)            -               -          36,890

    Common stock issued
       pursuant to employee
       incentive plans              15,400           32,094               -             -               -          32,094

    Net loss                             -                -               -             -        (178,780)       (178,780)
                               -----------      -----------     -----------   -----------     -----------     -----------

BALANCE,
    JUNE 30, 1999                1,245,302          814,225         242,034       (23,853)        494,322       1,526,728

    Common stock issued              2,900            1,250               -             -               -           1,250

    Retirement of common
       stock                          (100)            (100)              -             -               -            (100)

    Net loss                             -                -               -             -        (724,179)       (724,179)
                               -----------      -----------     -----------   -----------     -----------     -----------

BALANCE,
    JUNE 30, 2000                1,248,102      $   815,375     $   242,034   $   (23,853)    $  (229,857)    $   803,699
                               ===========      ===========     ===========   ===========     ===========     ===========





See notes to financial statements.      4

BIG SKY TRANSPORTATION CO.
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000 AND 1999


                                                                                          2000             1999
                                                                                    -------------    --------------

OPERATING ACTIVITIES
    Net loss                                                                       $     (724,179)  $     (178,780)
    Charges and credits to net loss not affecting cash
       Depreciation and amortization                                                      330,295           208,352
       (Gain) loss on disposal of inventory and equipment                                    (150)           20,356
       Deferred income taxes                                                             (365,000)          (69,000)
       Compensation from employee incentive plans                                               -            47,094
    Changes in assets and liabilities
       Restricted cash                                                                          -            14,000
       Receivables                                                                       (596,821)         (322,659)
       Expendable parts and supplies                                                      (62,993)         (153,331)
       Inventory held for sale                                                            (62,489)            -
       Prepaid expense                                                                   (129,334)          (57,607)
       Deposits and other assets                                                           97,037          (169,733)
       Accounts payable and accrued expenses                                              675,054           418,147
       Traffic balances payable and unused tickets                                        622,057           107,161
       Income taxes                                                                         3,164           (12,787)
                                                                                    -------------    --------------

NET CASH USED FOR OPERATING ACTIVITIES                                                   (213,359)        (148,787)
                                                                                    -------------    -------------

INVESTING ACTIVITIES
    Proceeds from sale of inventory and equipment                                             267            24,600
    Property and equipment purchases                                                     (332,229)       (2,044,601)
                                                                                    -------------    --------------

NET CASH USED FOR INVESTING ACTIVITIES                                                   (331,962)       (2,020,001)
                                                                                    -------------    --------------

FINANCING ACTIVITIES
    Net borrowings on short-term note agreement                                           525,638           700,000
    Proceeds from long-term debt borrowings                                                     -         1,225,000
    Payments on long-term debt, including capital lease obligations                      (201,761)         (249,122)
    Payments to retire common stock                                                          (100)          (71,507)
    Proceeds from stock options exercised                                                    -               36,890
    Proceeds from issuance of common stock                                                  1,250           235,151
                                                                                    -------------    --------------

NET CASH FROM FINANCING ACTIVITIES                                                        325,027         1,876,412
                                                                                    -------------    --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (220,294)         (292,376)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                            220,294           512,670
                                                                                    -------------    --------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $            -   $       220,294
                                                                                    =============    ==============


(continued on next page)                5

BIG SKY TRANSPORTATION CO.
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000 AND 1999



                                                                                          2000             1999
                                                                                    -------------    --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION
       Cash paid during the year
          Interest                                                                 $      264,214   $       160,562
          Income taxes (refunds)                                                            1,500            (7,213)
                                                                                    =============    ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
    AND FINANCING ACTIVITIES
       Capital lease obligation incurred for use of building                       $      314,247   $             -
       Equipment transferred to inventory held for sale                                    16,276                 -
       Common stock issued as compensation pursuant to
          employee incentive plans                                                              -   $        32,094
       Stock options granted as compensation pursuant to
          employee incentive plans                                                              -            15,000
                                                                                    =============    ==============



See notes to financial statements.      6

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999



NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Big Sky Transportation Co. (Company) operates as a regional air carrier, primarily providing scheduled passenger, freight, express package and charter services. At June 30, 2000, scheduled air service was provided to fifteen communities in Montana, western North Dakota and in eastern Washington. The Company's route system in this area is designed around a regional air service hub in Billings, Montana. Services between the hub and seven isolated communities in central/eastern Montana are performed under contract with the U.S. Department of Transportation's Essential Air Services (EAS) program. In October 1998, the Company was selected as an emergency replacement air carrier and continues to provide EAS to eight points in Arkansas, Oklahoma, and Texas by the Department of Transportation. The Company operates daily scheduled flights intended to provide well-timed interline connecting service as well as convenient local market service.

Fresh Start Reporting

The accompanying financial statements have been prepared on the basis that a new reporting entity was created on October 1, 1991, which is the date when all material conditions precedent to the Company's July 16, 1991 bankruptcy reorganization plan (Reorganization Plan) were resolved to the Company's satisfaction. At that date, assets and liabilities were restated to their estimated fair values, resulting in restated net assets of $478,961. This net asset amount was less than the par value of issued and outstanding shares at October 1, 1991 and accordingly, the Company recorded the difference as excess reorganization value. The excess reorganization value has since been reduced to zero from realization of pre-Fresh Start deferred tax assets.

Expendable Parts and Supplies

Expendable parts are stated at the lower of cost or market. Cost is determined using a moving weighted average method. The Company does not provide an allowance for obsolescence on expendable parts due to the universal nature of the parts.

Inventory Held for Sale

Inventory held for sale is stated at the lower of cost or market. Inventory held for sale consists of flight equipment and parts no longer needed for air service operations.

Concentrations of Credit Risk

The Company's accounts receivable consist principally of amounts due from the Department of Transportation under the EAS program and from the airline clearinghouse for passenger revenue earned. Receivables are generally due in 30 days and do not have collateral requirements.

The Company's cash balances are maintained at various financial institutions. At June 30, 2000, the total balance at any of the institutions was not in excess of federal insurance limits.

Property and Equipment

Property and equipment is stated at cost. Depreciation of property and equipment and amortization of capitalized lease assets are computed using the straight-line and declining-balance methods over estimated useful lives ranging from 2 to 20 years.

(continued on next page)                7

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999




Maintenance Policies

The cost of rebuilding rotable parts is charged to maintenance as incurred. An allowance for depreciation is provided for rotable parts to allocate the cost of these assets, less estimated residual value, over the useful life of the related aircraft and engines.

Ordinary maintenance and repairs are charged to operations as incurred. The Company accrues for the cost of overhauls and engine hot end inspections based upon contractual hourly rates or the estimated cost of an overhaul.

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

Earnings Per Share

Following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share.

                                                                                YEAR ENDED JUNE 30, 2000
                                                                  -------------------------------------------------
                                                                                                        PER-SHARE
                                                                      AMOUNT          SHARES              LOSS
                                                                  --------------    --------------   --------------
     BASIC LOSS PER SHARE
        NET LOSS                                                 $      (724,179)       1,246,702   $          (.58)
                                                                                                     ==============

     EFFECTIVE OF DILUTIVE SECURITIES OPTIONS                                  -           70,067
                                                                  --------------    --------------

     DILUTED LOSS PER SHARE
        NET LOSS                                                 $      (724,179)       1,316,769   $          (.55)
                                                                  ==============    =============    ==============






(continued on next page)                8

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999



                                                                               Year Ended June 30, 1999
                                                                  ------------------------------------------------
                                                                                                       Per-Share
                                                                        Amount         Shares              Loss
                                                                  -------------     ------------     -------------

          Basic loss per share
              Net loss                                           $      (178,780)      1,169,433    $         (.15)
                                                                                                     =============

          Effect of dilutive securities options                           -               62,067
                                                                  -------------     ------------

          Diluted loss per share
              Net loss                                           $      (178,780)       1,231,500   $          (.14)
                                                                  ==============    =============    ==============

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

Utilization of post-Fresh Start deferred tax assets will be recognized as a reduction of current tax expense when realized. Utilization of pre-Fresh Start deferred tax assets in the reporting period are reflected as a "charge in lieu of taxes" (See Note 6).

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable and long-term debt of which carrying amounts do not significantly differ from fair value.

Stock-Based Compensation

The method of accounting for stock-based compensation arrangements with employees has been set forth in SFAS No. 123 "Accounting for Stock-Based Compensation." The method is a fair value based method rather than the intrinsic value based method that is contained in Accounting Principles Board Opinion No. 25 ("Opinion 25"). However, under SFAS No. 123 entities are allowed to continue to use the Opinion 25 method or to adopt the SFAS No. 123 fair value based method. The SFAS No. 123 fair value based method is considered by the FASB to be preferable to the Opinion 25 method, and thus, once the fair value based method is adopted, an entity cannot change back to the Opinion 25 method. Also, the selected method applies to all of an entity's compensation plans and transactions. The Company has not adopted the fair value based method of accounting and continues to use the intrinsic value based method contained in Opinion 25.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred $268,943 and $271,050 for advertising costs in 2000 and 1999, respectively.




(continued on next page)                9

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999




NOTE 2 - RESTRICTED CASH

At June 30, 2000 and 1999, restricted cash includes $87,500 of certificates of deposit pledged toward letters of credit provided to lessors as security on aircraft leases and a $50,000 certificate of deposit as security on the leased hangar facility for the benefit of a related party.

NOTE 3 - PROPERTY AND EQUIPMENT

                                                                                          2000            1999
                                                                                     ------------    -------------
          Flight equipment                                                         $    2,494,691   $    2,329,732
          Facility under capital lease                                                    656,541          456,185
          Other property and equipment                                                    566,976          509,031
                                                                                    -------------    -------------
                                                                                        3,718,208        3,294,948
          Less accumulated depreciation and amortization                                 (715,832)        (592,357)
                                                                                    -------------    -------------

                                                                                   $    3,002,376   $    2,702,591
                                                                                    =============    =============

NOTE 4 - ACCRUED EXPENSES

                                                                                          2000             1999
                                                                                    -------------    --------------
          Engine hot-end inspections                                               $      227,731   $       119,086
          Vacation                                                                        174,569           127,419
          Payroll and payroll taxes                                                       258,208           214,593
          Property taxes                                                                   99,450            67,536
          Interest                                                                           -                1,612
          Other                                                                            65,929            66,191
                                                                                    -------------    --------------

                                                                                   $      825,887   $       596,437
                                                                                    =============    ==============

NOTE 5 - NOTE PAYABLE AND LONG-TERM DEBT

                                                                                          2000             1999
                                                                                    -------------    --------------
       8.74% installment note, due in monthly payments of $14,049, including interest, through December 2005, secured by
           flight equipment                                                        $    1,012,962   $     1,089,276

       Capitalized lease obligation, at imputed interest rate of 8.5%
           secured by leased assets - Note 8                                              569,867           267,216

       9.5% installment note, due in monthly payments of $4,495,
           including interest, through August 2001, secured by
           accounts receivable                                                             59,323           105,234


(continued on next page)               10

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999


(continued)

       Prime + 1.5% installment note, due in monthly payments of $2,088, including interest, through June 2004, secured by
           equipment                                                                           83,507          100,000

       9.75% installment note, due in monthly payments of $4,821, including interest, through February 2001, secured by
           equipment                                                                           37,190           88,640
                                                                                        -------------     ------------
                                                                                            1,762,849        1,650,366
           Less current maturities                                                           (209,769)        (457,385)
                                                                                        -------------     ------------

                                                                                       $    1,553,080    $   1,192,981
                                                                                        =============     ============

The Company has obtained a $1,500,000 line of credit which matures November 1, 2000, and is secured by inventories and equipment. Advances bear interest at prime plus 1.5%. There were borrowings outstanding of $1,225,638 and $700,000 on the line of credit as of June 30, 2000 and 1999, respectively.

Long-term debt maturities are as follows:

         Years Ending June 30,                                                              Amount
         ---------------------                                                          -------------
                  2001                                                                 $      209,769
                  2002                                                                        142,101
                  2003                                                                        145,460
                  2004                                                                        158,797
                  2005                                                                        593,766
                  Thereafter                                                                  512,956
                                                                                        -------------

                                                                                       $    1,762,849
                                                                                        =============

NOTE 6 - INCOME TAXES

Income tax benefit consists of the following:

                                                                                              2000             1999
                                                                                        -------------     ------------
         Current
              Federal                                                                  $             -   $           -
              State                                                                             (4,000)        (20,000)
                                                                                        --------------    ------------
                                                                                                (4,000)        (20,000)
                                                                                        --------------    ------------

         Deferred
              Federal - current benefit                                                $      (322,000)  $     (69,000)
              State - current benefit                                                          (43,000)              -
                                                                                        --------------    ------------
                                                                                              (365,000)        (69,000)
                                                                                        --------------    ------------

                                                                                       $      (369,000)  $     (89,000)
                                                                                        ==============    ============



(continued on next page)               11

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999




Actual tax benefit differed from the expected tax benefit computed by applying the U.S. Federal corporate tax rate of 34% to earnings before income taxes as follows:

                                                                                              2000             1999
                                                                                        -------------     ------------
         Computed "expected" tax benefit                                               $     (372,000)  $      (91,000)
         State income taxes (net of Federal income tax effect)                                (55,000)         (14,000)
         Other non-deductible expenses                                                         58,000           16,000
                                                                                        -------------     ------------

                                                                                       $     (369,000)  $      (89,000)
                                                                                        ==============    ============

The tax effects of temporary differences (i.e. amounts that will result in taxable or deductible amounts in future years) that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                                                              2000             1999
                                                                                           ----------      -----------
     Deferred tax assets
         Accounts receivable, due to allowance for doubtful accounts                   $        2,800    $         500
         Inventory held for sale, due to basis adjustment                                       4,000            4,000
         Accrued overhauls and hot-end inspections                                             88,000           46,000
         Compensated absences                                                                  67,400           49,000
         Net operating loss carryforwards                                                   1,085,000          655,000
         Investment tax credit carryforwards                                                   20,400           21,600
         AMT credit carryforwards                                                               1,000            1,000
                                                                                        --------------    ------------
             Total gross deferred tax assets                                                1,268,600          777,100
         Less valuation allowance                                                            (583,600)        (583,600)
                                                                                        --------------    ------------
             Net deferred tax assets                                                          685,000          193,500
                                                                                        --------------    ------------

     Deferred tax liabilities
         Property and equipment, due to differences in depreciation                          (251,000)        (124,500)
                                                                                        --------------    ------------

     Net deferred tax asset                                                            $      434,000    $      69,000
                                                                                        ==============    ============

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


(continued on next page)               12

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999



The net operating loss (NOL) and investment tax credit (ITC) carryforwards, which comprise a majority of the Company's unrecognized net deferred tax asset, expire approximately as follows:

         Year Expiring                                                                        NOL               ITC
         -------------                                                                  -------------    -------------
              2001                                                                     $            -   $       20,400
              2004                                                                          1,075,000                -
              2005                                                                            148,000                -
              2006                                                                             58,000                -
              2009                                                                            111,000                -
              2011                                                                              6,000                -
              2019                                                                            528,000                -
              2020                                                                          1,153,000                -
                                                                                        -------------    -------------

                                                                                       $    3,079,000   $      20,400
                                                                                        =============    =============

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

The provisions of Fresh Start reporting require any benefits realized from the pre-Fresh Start deferred tax assets be recorded first as a reduction of excess reorganization value and thereafter as a direct addition to paid-in capital. Any tax benefits relating to the valuation allowance for deferred tax assets as of June 30, 2000 which are subsequently realized would be allocated as follows:

          Excess reorganization value                                                                $           -
          Additional paid-in capital                                                                       635,769
                                                                                                       -----------
                                                                                                     $     635,769
                                                                                                       ===========

NOTE 7 - ROUTES AND SUBSIDIES

The Department of Transportation (DOT) subsidizes a majority of routes flown by the Company under the federal EAS program. The DOT issues an order which specifies an annual subsidy rate covering a specified contract period. This annual rate is based on seats available and departures flown and as such, the actual subsidy received is subject to actual flights completed within specified limits. EAS subsidy revenue for the fiscal years ended June 30, 2000 and 1999 was $10,739,560 and $7,749,560, respectively (See Note 11). These subsidy amounts represent 49% of all revenues for each of the years ended June 30, 2000 and 1999, respectively.

The Company's current EAS contract in the southern states expires November 30, 2001. The Company's agreement in the northern states expires November 30, 2000. The Company has implemented significant growth and diversification strategies through the finalization of an enhanced EAS contract, service to Denver, and new routes in western Montana, to reduce the reliance on revenues from EAS subsidies. There can be no assurance, however, that such strategies or specific opportunities will substantially reduce the reliance on future EAS subsidies. The financial statements do not reflect any adjustments that may result from an unfavorable resolution of any future contracts.


(continued on next page)               13

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999


NOTE 8 - LEASES

Operating Leases

As of June 30, 2000, the Company leased office facilities, land and Metroliner 23 and Metroliner III aircraft.

The following is a schedule of future minimum rental payments for the operating leases which have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2000:

         Years Ending June 30,                                                   Amount
         ---------------------                                              --------------
                2001                                                       $     2,632,221
                2002                                                             2,619,925
                2003                                                             1,644,146
                2004                                                               993,106
                2005                                                               340,320
                Thereafter                                                         206,295
                                                                            --------------

                                                                           $     8,436,013
                                                                            ==============

Rental expense under operating leases charged to operations was $ 3,451,862 and $2,942,783 and for the years ended June 30, 2000 and 1999, respectively.

Capital Leases

On March 1, 1994, the Company entered into a lease agreement ("Lease") with, Jon Marchi, a member of the Board of Directors ("Member"). The Lease is comprised of two components. The first provides for an assumption of a lease for airport land between the Member and the City of Billings. The term of the airport land sublease is 26 years and provides for an annual adjustment of the rental amount based on increases in the Consumer Price Index. The annual lease amount at June 30, 2000 was $11,974.

The second component of the Lease relates to an 11,520 square foot hangar facility constructed on the airport land. The facility is owned by the Member and was leased to the Company under the Lease agreement. As a result of expansion in the business of the Company, in December 1999, the Member constructed an office building and made improvements to the hangar facility. The 1994 lease agreement has been amended to include the hangar facility and the newly constructed office building.

The lease term is 20 years (2014) with an option to extend for an additional six years. The monthly rent is equal to the Member's principal and interest payments due on a $578,000 loan obtained by the Member to finance his portion of the construction costs (the "Bank Debt"). The Bank Debt is a term loan at 8.5% with principal due monthly based on a 20 year amortization schedule with a balloon payment after five years (December 2004). The Member has indicated an intent, but is not required, to extend the Bank Debt term or refinance the balloon payment at the current maturity date. In addition, the Company is required to maintain a $50,000 security deposit with the bank. All tax benefits of ownership are retained by the Member.




(continued on next page)               14

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999




The Lease provides the Company the option to purchase the building on the following dates: March 1, 2004, 2009, 2014 or 2019 and a right of first refusal upon approval by Member of a sale of his interests to a third party. The purchase price of the building to the Company is based on the facility's fair market value. However, the purchase price under the Company's option to purchase cannot be less than $770,000. The Company will be given credit for its original $150,000 investment and a graduated portion of any fair value appreciation in excess of $770,000 in the event the Company exercises either purchase option. In the event the hangar facility and office building are sold to a third party, the Company is entitled to any proceeds in excess of the Member's then outstanding Bank Debt until the $150,000 investment is recouped.

The airport land lease component of the Lease is accounted for as an operating lease and the minimum annual lease payments are included in the Operating Leases section above. Because of the Company's "continuing involvement" in the risks and rewards of ownership (including option to purchase, specified return of its investment, payments corresponding to the underlying debt structure, and sharing in any appreciation upon sale) and its substantial investment in the facility, the facility lease component is accounted for as a capital lease with a capitalized cost of $656,541.

Future minimum lease payments under the capital leases and the present value of future minimum capital lease payments as of June 30, 2000 are as follows:

         Years Ending June 30,                                                              Amounts
         ---------------------                                                          --------------
              2001                                                                     $        68,328
              2002                                                                              68,328
              2003                                                                              68,328
              2004                                                                              68,328
              2005                                                                             495,466
                                                                                        --------------
              Total minimum lease payments                                                     768,778
              Less interest                                                                   (198,911)
                                                                                        --------------

              Present value of minimum lease payments - Note 5                         $       569,867
                                                                                        ==============

The carrying value of the facility under capital leases net of accumulated amortization was $637,714 and $345,033 at June 30, 2000 and 1999, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company leases land, a hangar and an office facility from a member of the Board of Directors (See Note 8). The Company believes the terms of the leases are at least as favorable as those that could have been obtained from independent third parties. Total payments under these leases, for the years ended June 30, 2000 and 1999 were approximately $62,000 and $42,000, respectively.



(continued on next page)               15

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999




NOTE 10 - STOCK OPTIONS

The Company adopted a stock option plan in February 1995 for outside directors under which stock options up to 2,000 shares per year per director may be awarded for issuance at prices which are not less than market value at date of grant ("Director Plan"). Options are exercisable immediately upon issuance. The Director Plan options all terminate five years from the date of grant.

The Company's shareholders approved a stock option plan in July 1996 for key employees under which 100,000 shares of stock are reserved for issuance at exercise prices which are not less than fair market value at the date of grant (limited to 20,000 shares granted per year). Options under the 1996 plan may be exercised in the second through fifth year from the grant date. 66,000 of the options under the 1996 plan have been granted as of June 30, 2000.

In July 1996, the stockholders also approved the 1996 Stock Bonus Plan ("Bonus Plan") under which shares of the Company's common stock may be awarded to employees and directors. The total number of shares which may be issued under the plan shall not exceed 180,000 and no more than 60,000 shares in any fiscal year. In fiscal 1998, 60,000 shares of common stock have been issued and in fiscal 1999, 15,400 shares of common stock were issued under the Bonus Plan.

In February 2000, the stockholders approved the 1999 Long-Term Incentive and Stock Option Plan ("1999 Plan") under which stock options and stock appreciation rights may be awarded to key employees and directors at a price not less than market value at date of grant. The maximum number of shares subject to the plan is 500,000 shares but may at no time exceed 12.5% of the current outstanding common stock of the Company, on a fully diluted basis. There were no awards under the 1999 Plan during the year ended June 30, 2000.

Changes in stock options issued under these fixed stock option plans are as follows:

                                                               2000                                1999
                                                 -------------------------------    -------------------------------
                                                     SHARES       EXERCISE PRICE       Shares        Exercise Price
                                                 -------------    --------------    -------------    --------------
     Outstanding, beginning of year                     68,067   $          1.22           76,962   $          1.11
     Granted                                             8,000              0.94           28,000              1.40
     Exercised                                          (2,000)             0.63          (32,750)             0.98
     Canceled                                           (2,000)             0.63           (4,145)             1.13
                                                 -------------    --------------    -------------    --------------

     Outstanding, end of year                           72,067   $          1.22           68,067   $          1.22
                                                 =============    ==============    =============    ==============

     Range of exercise prices                     $.93 TO 1.94                       $.63 to 1.94

     Options exercisable, end of year                   72,067                             47,467
                                                 =============                      =============






(continued on next page)               16

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999




Summarized information about fixed stock options at June 30, 2000 is as follows:

                                     Options Outstanding                                 Options Exercisable
         -----------------------------------------------------------------------    ------------------------------

                                                    Weighted-
                                                     Average
                                   Number           Remaining       Weighted-           Number           Weighted-
                 Exercise      Outstanding at      Contractual       Average        Exercisable at        Average
                  Prices       June 30, 2000          Life        Exercise Price     June 30, 2000     Exercise Price
              --------------   --------------    --------------   --------------    --------------     --------------
                $   .94               2,000         1.5 years            $ .94               2,000        $    .94
                    .94               8,000         4.5                    .94               8,000             .94
                   1.09              22,400         1.5                   1.09              22,400            1.09
                   1.13               5,667         2.5                   1.13               5,667            1.13
                   1.19              20,000         3.5                   1.19              20,000            1.19
                   1.39               6,000         2.5                   1.39               6,000            1.39
                   1.94               8,000         3.5                   1.94               8,000            1.94

              --------------   --------------    --------------   --------------    --------------     --------------
               $.94 to 1.94          72,067         2.3 years            $1.22              72,067        $   1.22
              ==============   ==============    ==============   ==============    ==============     ==============

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost of $-0- and $15,000 has been recognized for the options granted in 2000 and 1999, respectively. Had compensation cost been determined consistent with the method of FASB Statement No. 123, the fair value of the options estimated on the date of grant would have been $2,000 and $24,400 in 2000 and 1999, respectively. Accordingly, the Company's 2000 and 1999 net loss and earnings per share would have been increased to proforma amounts of $(726,179) and $(.58) and $(188,180) and $(.16), respectively. The fair value of the options on the date of grant is estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 10%, risk free interest rate of 6%, expected lives of 4.5 years and no expected dividends.

NOTE 11 - BUSINESS AND CREDIT CONCENTRATIONS

At June 30, 2000, principally all of the Company's scheduled air service communities are located in Montana, Arkansas, Oklahoma and Texas and fifteen are covered by EAS subsidies. No single customer accounted for more than five percent of the Company's revenues in any year except for the EAS subsidy received from the DOT. In October 1996 Congress passed the Rural Air Service Survival Act, which extended the EAS program indefinitely and provided total annual funding of $50 million.

Accounts receivable from the DOT was $1,060,804 and $863,947, or 132% and 56% of total stockholders' equity at June 30, 2000 and 1999, respectively. The majority of passengers carried by the Company are ticketed by other airlines and travel agencies. Five airlines comprise the majority of passenger related accounts receivable.


(continued on next page)               17

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999




NOTE 12 - COMMITMENTS AND CONTINGENCIES

Reorganization Plan

Under the Reorganization Plan the Company may not pay any cash dividend unless all claims under the Plan, including secured claims, are satisfied in full under the terms of the Reorganization Plan. The claims under the Reorganization Plan have been satisfied as of June 30, 2000 and 1999, except for a remaining secured obligation described in the Plan to the Federal Aviation Administration. That obligation is set forth in separate secured debt documents and amendments thereto that continue irrespective of the Plan.

Litigation

The Company is generally involved in legal proceedings and litigation arising in the ordinary course of business. In the opinion of management, the outcome of any such proceedings and litigation currently pending will not materially affect the Company's financial statements.

NOTE 13 - PLAN OF RECAPITALIZATION

On July 18, 1996, a Plan of Recapitalization was approved by Company stockholders. The Plan of Recapitalization provided that effective August 23, 1996 the Company affected a 300-for-1 reverse split of the Company's existing stock followed by a 59-for-1 stock dividend. New stock with no par value was issued in exchange for existing stock with a par value of $.10 then issued and outstanding. The Plan of Recapitalization has been fully implemented. All applicable share and per share data have been retroactively adjusted for the resulting approximately one-for-five stock split. Approximately 300,000 of the old shares outstanding (equivalent to approximately 60,000 new, currently outstanding shares) were not delivered to the Company as required by the Plan, and accordingly, are no longer included within the Company's issued and outstanding common stock and may only be used for cash redemption should they be delivered to the Company.

NOTE 14 - RETIREMENT PLAN

The Company has a 401(k) profit sharing plan covering substantially all of its employees. The Company matches 30 percent of the eligible employee contributions. The Company's contributions for the years ended June 30, 2000 and 1999 were $21,605 and $6,299, respectively.


NOTE 15 - RECLASSIFICATIONS

Reclassifications have been made to the 1999 financial statements to conform to the format used in 2000. The reclassifications did not change the net loss or stockholders' equity.