Form 10QSB
period 2000-09-30
BIG SKY TRANSPORTATION CO
filed 2000-11-13
CIK 313522

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-QSB

              (X)    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2000

              [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

         for the transition period
                                   ---------------- to ---------------
                          Commission file number 1-7991


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

              SHARES OUTSTANDING: At September 30, 2000: 1,248,102

                           BIG SKY TRANSPORTATION CO.
                                   FORM 10-QSB

                     For the Period-Ended September 30, 2000

                                    CONTENTS

Part I            Financial Information

Item 1.           Financial Statements (condensed format):

                  Balance Sheets
                         September 30, 2000 and
                         June 30, 2000..............................................................3

                  Income Statements
                         Three months ended
                         September 30, 1999 and 2000................................................4

                  Cash Flow Statements
                         Three months ended September 30, 1999 and 2000.............................5

Item 2.           Management's Discussion and Analysis or Plan of Operation.......................6-9

Part II           Other Information

Item 6.           Exhibits and Reports on Form 8-K.................................................10


                          PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           BIG SKY TRANSPORTATION CO.
                                 Balance Sheets



                                                                     September 30,
                                                                         2000              June 30, 2000
                                                                     (unaudited)             (audited)
                                                                -------------------   -------------------
Assets
Current Assets
     Restricted Cash                                           $           138,672    $          137,500
     Accounts Receivable, net                                            2,062,076             2,327,573
     Expendable parts & supplies, at cost                                  594,093               507,875
     Prepaid expenses                                                      274,396               240,694
     Assets held for liquidation                                            78,765               108,765
     Deferred income taxes & other                                         215,630                69,000
                                                               --------------------   -------------------

     Total Current Assets                                                3,363,632             3,391,407

Property and Equipment, net                                              2,982,035             3,002,376

Deferred Income Taxes & Other                                              342,689               444,954

Total Assets                                                   $         6,688,356    $        6,838,737
                                                               ====================   ===================

Liabilities & Stockholders' Equity
Current Liabilities
     Current maturities of long-term debt                      $           195,441    $          209,769
     Notes payable                                                         872,227             1,225,638
     Accounts payable                                                    1,661,791             1,301,677
     Accrued expenses                                                      759,326               825,887
     Traffic balances & unused tickets                                     832,771               918,987
                                                               --------------------   -------------------

     Total Current Liabilities                                           4,321,556             4,481,958

Long-Term Debt, Excluding Current Installments                           1,518,817             1,553,080

Stockholders' Equity
    Common stock of no par value;
      (20,000,000 shares authorized 1,248,102 shares issued &
      outstanding)                                                         815,404               815,375
    Additional paid-in capital                                             242,034               242,034
    Accumulated deficit                                                  (185,602)             (229,857)
        Less treasury stock (20,000 shares, at cost)                      (23,853)              (23,853)
                                                               --------------------   -------------------
    Stockholders' Equity                                                   847,983               803,699
                                                               --------------------   -------------------
    Total Liabilities & Stockholder's Equity                   $         6,688,356    $        6,838,737
                                                               ====================   ===================

                           BIG SKY TRANSPORTATION CO.
                                Income Statements
                                   (unaudited)

                                                     Three Months Ended
                                                        September 30,
                                                   2000               1999
                                              --------------     --------------
     Operating Revenues:
          Passenger                             $3,178,968         $2,492,977
          Cargo                                     48,209             63,247
          Public service                         2,731,035          2,517,617
          Other                                     30,916             24,518
                                              --------------     --------------
          Total                                  5,989,128          5,098,359

      Operating Expenses:
          Flying                                 2,353,556          2,192,089
          Maintenance                            1,340,800          1,191,357
          Traffic                                1,317,721          1,174,961
          Marketing                                440,415            381,611
          General/Administrative                   305,010            308,938
          Depreciation                              87,085             79,983
                                              --------------     --------------
          Total                                  5,844,587          5,328,939

      Operating income (loss)                      144,541          (230,580)

      Other Income (Expense)
          Interest, net                           (49,398)           (55,414)
          Capital gain                                 250                200
                                              --------------     --------------
          Total                                   (49,148)           (55,214)

      Income (loss) before taxes                    95,393          (285,794)

      Income tax provision (benefit)                51,138           (99,429)
                                              --------------     --------------

      Net income (loss)                            $44,255         $(186,365)
                                              ==============     ==============

      Per share data:
      Basic earnings (loss) per
      common share                                 $   .04         $    (.15)
                                              ==============     ==============

      Diluted earnings (loss) per common
         share                                     $   .04         $    (.14)
                                              ==============     ==============

                           BIG SKY TRANSPORTATION CO.
                              Cash Flow Statements
                                   (unaudited)

                                                                          Three Months Ended
                                                                             September 30,
                                                                    2000                      1999
                                                           -------------------         -----------------
Net cash provided (used):
          By operations                                         $   (294,576)               $   552,607
          By investing activities                                   (107,426)                 (185,678)
          By financing activities                                     402,002                    51,994
                                                           -------------------         -----------------

Increase in cash                                                            -                   418,923
Cash at beginning of period                                                 -                   220,294
                                                           -------------------         -----------------
Cash at end of period                                           $           -               $   639,217
                                                           ===================         =================

                     PART I. FINANCIAL INFORMATION, ITEM 2.

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis or
                                Plan of Operation

Summary of Airline Operating Statistics:

                                                            Three Months Ended
                                                               September 30,
                                                            2000          1999
                                                      ------------------------------

Passengers carried                                            36,410        31,793

Average passenger trip (miles)                                   304           267

Revenue passenger miles                                   11,078,387     8,479,132

Available seat miles                                      26,881,770    25,768,465

Passenger load factor (%)                                      41.21         32.91

Aircraft miles                                             1,414,830     1,356,235

Yield per revenue passenger mile (cents)                       28.70         29.40

Freight pounds enplaned                                       49,275        82,023

Operating cost per available seat mile (cents)                 21.74         20.68

Operating break-even load factor (%)                           40.22         34.39


Analysis of Results for the Three Months Ended
September 30, 1999 and 2000:

Over the past two quarters Big Sky Transportation Co. ("Big Sky") has significantly improved its operating results. A combination of increased passenger revenues along with better management of maintenance expenses and decreased pilot turnover resulted in operating incomes of $279,713 and $144,541 in the fourth quarter of 2000 and the first quarter of 2001, respectively.



                                          Three Months Ended
                                             September 30,
                                      2000                 1999
                                   (unaudited)           (unaudited)             Change           %
                                 ----------------     ------------------      --------------   -------
Operating Revenues:
    Passenger                      $   3,178,968         $   2,492,977         $   685,991        28
    Cargo                                 48,209                63,247            (15,038)       (24)
    Public service                     2,731,035             2,517,617             213,418         8
    Other                                 30,916                24,518               6,398        26
                                 ----------------     -------------------     ---------------
    Total                          $   5,989,128         $   5,098,359         $   890,769        17
                                 ================     ===================     ===============


The increase in passenger revenues is primarily attributable to new service to Denver and higher load factors. The increase in public service revenue is due to an increase in subsidy rates, effective December 1, 1999, for Big Sky's southern route system (see discussion below). Also contributing the to increase in public service revenue is a higher flight completion factor in 2001 compared to 2000.




                                         Three Months Ended
                                           September 30,
                                     2000                  1999
                                  (unaudited)           (unaudited)             Change             %
                               ------------------    -----------------    -------------------   -------
Operating Expenses:
    Flying                         $  2,353,556        $  2,192,089         $   161,467             7
    Maintenance                       1,340,800           1,191,357             149,443            13
    Traffic                           1,317,721           1,174,961             142,760            12
    Marketing                           440,415             381,611              58,804            15
    General/Admin.                      305,010             308,938             (3,928)            (1)
    Depreciation                         87,085              79,983               7,102             9
                               ------------------    -----------------    -------------------
    Total                            $5,844,587        $  5,328,939         $   515,648            10
                               ==================    =================    ===================


The increase in flight operations is primarily attributable to higher fuel expenses and pilot payroll costs offset by lower crew training expenses. Aviation fuel prices have increased approximately 35% on a year-over-year basis.

The increase in maintenance expense is due to increased engine rentals and engine reserve expenses offset by reduced engine and airframe repairs. The increase in engine rentals is due to the timing of scheduled and unscheduled engine maintenance which required additional engine rentals in order to maintain Big Sky's flight schedule. Engine reserve expenses increased due to additional flight hours. Beginning with the fourth quarter of 2000, Big Sky began a program of managing the majority of its engine hot-end inspections in-house rather than with third party vendors. This initiative has resulted in better control of its scheduled engine maintenance expenses.

The increase in traffic servicing expense is due primarily to new service, beginning February 2000, to Denver that connected Big Sky's northern and southern route systems. An overall increase in passenger traffic also contributed to the increase in traffic servicing expense.

The increase in marketing expense is consistent with the above increases in passenger traffic.

Liquidity and Capital Resources:

A review of current liquidity and capital resources are as follows:

                                        Working Capital            Current Ratio
                                        ---------------            -------------
Year-end June 30, 2000                   $ (1,090,551)                0.76:1
Period-ending September 30, 2000         $   (957,924)                0.78:1

                                        Long-term Debt             Stockholder's
                                  (excluding current portion)        Equity
                                  ---------------------------      -------------
Year-end June 30, 2000                    $1,553,080                 $803,699
Period-ending September 30, 2000          $1,518,817                 $847,984

Cash used in operations and for investing activities for the three months ended September 30, 2000 was $294,576 and $107,426, respectively. Cash provided by financing activities was $402,002 during the period.

Big Sky has established a line of credit through First Interstate Bank and Trust Co. of Billings for an amount of up to $1,500,000. Big Sky uses the line to supplement timing differences in cash flows. The maximum amount drawn on the line of credit during the quarter was $1,453,369 compared to a low of $198,698. The large losses over the past two years have required Big Sky to increase the use of the line of credit. Management believes that these losses were caused by an abnormal number of problems, and therefore believes that the line of credit is adequate for Big Sky's current needs. Management is evaluating options to increase Big Sky's capitalization to reduce its reliance on the line of credit.

A new two-year Essential Air Service ("EAS") contract for Big Sky's southern operations became effective December 1, 1999. The contract increases Big Sky's annual subsidy for this operation by approximately 5% per year over the previous contract. Big Sky's EAS contract that covers seven eastern and central Montana communities expires on November 30, 2000. Management has negotiated a subsidy rate agreement with the Department of Transportation (DOT) for an additional two years beginning December 1, 2000. This agreement, subject to a Show Cause Order by the DOT, provides for Big Sky's tentative selection as carrier to provide essential air service to the above Montana communities. This agreement increases Big Sky's annual subsidy for this operation by approximately 5% per year over the previous contract.

                           PART II. OTHER INFORMATION

                           BIG SKY TRANSPORTATION CO.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K


A)       Reports on Form 8-K

         No reports on Form 8-K were filed during the September 30, 2000 quarter.

C)       Item 27           Financial Data Schedule
                           (Only for filings via EDGAR)

                           BIG SKY TRANSPORTATION CO.
                                    Signature


The Registrant, by the undersigned, has signed this report in accordance with the requirements of the Securities Exchange Act of 1934.


BIG SKY TRANSPORTATION CO.
         Registrant



By: /s/ Kim B. Champney
    -------------------
    President & CEO


November 10, 2000