Form 10QSB
period 2000-12-31
BIG SKY TRANSPORTATION CO
filed 2001-02-13
CIK 313522

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended December 31, 2000

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
                                  EXCHANGE ACT

         for the transition period ________________ to ________________

                          Commission file number 1-7991


                           BIG SKY TRANSPORTATION CO.
        -----------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

          MONTANA                                          81-0387503
-------------------------------                        -------------------
(state of other jurisdiction of                         (I.R.S. employer
incorporation or organization)                         identification no.)

                               1601 AVIATION PLACE
                      BILLINGS LOGAN INTERNATIONAL AIRPORT
                               BILLINGS, MT 59105
                                 (406) 247-3910
              -----------------------------------------------------
              (address of registrant's principal executive offices)

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

               SHARES OUTSTANDING: At December 31, 2000: 1,248,182


================================================================================

                           BIG SKY TRANSPORTATION CO.
                                   FORM 10-QSB

                     For the Period-Ended December 31, 2000

                                    CONTENTS


Part I    Financial Information

Item 1.   Financial Statements (condensed format):

          Balance Sheets
               December 31, 2000 and
               June 30, 2000 ...............................................3

          Income Statements
               Three and Six months ended
               December 31, 1999 and 2000...................................4

          Cash Flow Statements
               Six months ended December 31, 1999 and 2000..................5

Item 2.   Management's Discussion and Analysis or Plan of Operation.........6-10

Part II   Other Information

Item 6.   Exhibits and Reports on Form 8-K..................................11

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           BIG SKY TRANSPORTATION CO.
                                 Balance Sheets

                                                       December 31, 2000    June 30, 2000
                                                          (unaudited)         (audited)
                                                       -----------------   ---------------
Assets
Current Assets
     Cash                                               $      38,940     $           -
     Restricted cash                                          138,672           137,500
     Accounts receivable, net                               2,290,192         2,327,573
     Expendable parts & supplies, at cost                     779,456           507,875
     Prepaid expenses                                         346,024           240,694
     Assets held for liquidation                               78,765           108,765
     Deferred income taxes                                    157,502            69,000
                                                        -------------     -------------
     Total Current Assets                                   3,829,551         3,391,407

Property and Equipment, net                                 2,996,268         3,002,376

Deferred Income Taxes & Other                                 348,151           444,954

     Total Assets                                       $   7,173,970     $   6,838,737
                                                        =============     =============

Liabilities & Stockholders' Equity
Current Liabilities
     Current maturities of long-term debt               $     171,738     $     209,769
     Notes payable                                          1,082,851         1,225,638
     Accounts payable                                       1,853,591         1,301,677
     Accrued expenses                                         801,096           825,887
     Traffic balances & unused tickets                        948,478           918,987
                                                        -------------     -------------

     Total Current Liabilities                              4,857,754         4,481,958

Long-Term Debt, Excluding Current Installments              1,479,115         1,553,080
Other liabilities                                              24,562                --

Stockholders' Equity
    Common stock of no par value;
     (20,000,000 shares authorized, 1,268,182 &
     1,268,422 shares issued)                                 815,375           815,375

    Additional paid-in capital                                242,034           242,034
 Accumulated deficit                                         (221,017)         (229,857)
        Less treasury stock (20,000 shares, at cost)          (23,853)          (23,853)
                                                        -------------     -------------
    Stockholders' Equity                                      812,539           803,699
                                                        -------------     -------------
    Total Liabilities & Stockholder's Equity            $   7,173,970     $   6,838,737
                                                        =============     =============

                           BIG SKY TRANSPORTATION CO.
                                Income Statements
                                   (unaudited)

                             Three Months Ended                    Six Months Ended
                                December 31,                         December 31,
                         ----------------------------         -----------------------------
                            2000            1999                  2000             1999
                         ------------    ------------          ------------    ------------
Operating Revenues:
    Passenger            $ 3,391,965     $ 2,453,702           $ 6,570,933     $ 4,947,675
    Cargo                     88,590          51,950               136,799         114,472
    Public service         2,694,996       2,638,211             5,426,031       5,155,557
    Other                    197,022          37,908               227,938          62,426
                         -----------     -----------           -----------     -----------
    Total                  6,372,573       5,181,771            12,361,701      10,280,130
                         -----------     -----------           -----------     -----------

Operating Expenses:
    Flying                 2,703,285       2,210,084             5,056,841       4,402,172
    Maintenance            1,347,401       1,441,510             2,688,201       2,632,867
    Traffic                1,385,531       1,208,820             2,703,252       2,383,782
    Marketing                508,749         359,302               949,164         740,913
    General/Admin.           333,521         339,289               638,531         648,227
    Depreciation              92,574          88,252               179,659         168,236
                         -----------     -----------           -----------     -----------
    Total                  6,371,061       5,647,257            12,215,648      10,976,197
                         -----------     -----------           -----------     -----------

Operating income               1,512        (465,486)              146,053        (696,067)
(loss)

Other Income (Expense)
    Interest, net            (81,923)        (55,600)             (131,321)       (111,013)
    Capital gain (loss)           --            (100)                  250             100
                         -----------     -----------           -----------     -----------
    Total                    (81,923)        (55,700)             (131,071)       (110,913)
                         -----------     -----------           -----------     -----------

Income (loss) before
  taxes                      (80,411)       (521,186)               14,982        (806,980)

Income tax provision
  (benefit)                  (44,995)       (189,992)                6,143        (289,421)
                         -----------     -----------           -----------     -----------

Net income (loss)        $   (35,416)    $  (331,194)          $     8,839     $  (517,559)
                         ===========     ===========           ===========     ===========


Per share data:

Basic earnings (loss)
  per common share       $      (.03)     $     (.26)          $       .01     $      (.41)
                         ============     ==========           ===========     ===========

Diluted earnings
  (loss) per common
  share                  $      (.03)     $     (.25)          $       .01     $      (.39)
                         ============     ==========           ===========     ===========

                           BIG SKY TRANSPORTATION CO.
                              Cash Flow Statements
                                   (unaudited)

                                                               Six Months Ended
                                                                 December 31,
                                                      ---------------------------------
                                                           2000                1999
                                                      -------------       -------------
Net cash provided (used):
          By operations                               $    467,274        $    175,836
          By investing activities                         (173,551)           (240,604)
          By financing activities                         (254,783)            (96,369)
                                                      ------------        ------------

Increase (decrease) in cash                                 38,940            (161,137)
Cash at beginning of period                           $         --             220,294
                                                      ------------        ------------
Cash at end of period                                 $     38,940        $     59,157
                                                      ============        ============

                         PART I. FINANCIAL INFORMATION,
        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



Summary of Airline Operating Statistics:

                                    Three Months Ended             Six Months Ended
                                        December 31,                  December 31,
                                 ---------------------------   -------------------------
                                     2000            1999          2000          1999
                                 -----------     -----------   -----------   -----------
Passengers carried                    38,419          32,183        74,829        63,976

Average passenger trip
  (miles)                                309             264           307           265

Revenue passenger miles           11,859,905       8,496,190    22,938,292    16,975,322

Available seat miles              29,521,136      24,699,600    56,402,906    50,468,065

Passenger load factor (%)              40.17           34.40         40.67         33.64

Aircraft miles                     1,553,744       1,299,979     2,968,574     2,656,214

Yield per revenue passenger
  mile (cents)                         28.60           28.88         28.65         29.15

Freight pounds enplaned               61,506          64,362       110,781       146,385

Operating cost per available
  seat mile (cents)                    21.58           22.86         21.66         21.75


Operating break-even load
  factor (%)                           40.16           37.49         40.19         35.91

Analysis of Results for the Three Months Ended
December 31, 1999 and 2000:

On October 21, 2000, Big Sky Transportation Co. ("Big Sky") initiated new service from the New Mexico communities of Roswell, Carlsbad and Hobbs to Denver and Dallas. Initial results, aggravated by poor weather conditions and a temporary interruption of various government services to these communities, have been far below expectations. The impact of the New Mexico services described above, extremely poor weather conditions in the south central United States during the year-end holiday peak season and rising fuel prices resulted in a sharp decline in operating income for the quarter ended December 31, 2000.

Due to low traffic levels in Big Sky's New Mexico operations, management has temporarily suspended direct service between Denver and the three New Mexico communities. Management believes that this action, effective January 20, 2001, will better match customer demand with capacity during the late winter-early spring time frame. Resuming direct service between New Mexico and Denver depends upon a number of factors of which the most important is increased passenger traffic.

                                      Three Months Ended
                                       December 31, 2000
                                -------------------------------
                                    2000             1999
                                 (unaudited)      (unaudited)        Change          %
                                --------------   --------------   --------------   ------
Operating Revenues:
    Passenger                    $  3,391,965     $  2,453,702     $    938,263      38
    Cargo                              88,590           51,950           36,640      71
    Public service                  2,694,996        2,638,211           56,785       2
    Other                             197,022           37,908          159,114       -
                                 ------------     ------------     ------------
    Total                        $  6,372,573     $  5,181,771     $  1,190,802      23
                                 ============     ============     ============


The increase in passenger revenues is due primarily to new service to both Denver and New Mexico. The increase in public service revenue is due to an increase in subsidy rates, effective December 1, 1999, for Big Sky's southern route system and an increase in subsidy rates, effective December 1, 2000, for Big Sky's northern route system. These increases in subsidy rates (approximately 5%) were partially offset by operational difficulties that substantially reduced Big Sky's subsidy claims in October and November 2000.

As part of providing service to New Mexico, management negotiated an agreement whereby various New Mexico authorities would contribute a total of $500,000 to fund start up expenses and to provide an initial revenue subsidy. The increase in other revenue is due primarily to approximately $164,000 of initial New Mexico start up subsidy. As of

December 31, 2000, all of the $500,000 in funding from New Mexico has been recognized either as an offset to expense or as initial start up subsidy.


                                      Three Months Ended
                                       December 31, 2000
                                -------------------------------
                                    2000             1999
                                 (unaudited)      (unaudited)          Change           %
                                --------------   --------------    ---------------    -----
Operating Expenses
    Flying                       $  2,703,285     $  2,210,084       $    493,201       22
    Maintenance                     1,347,401        1,441,510            (94,109)      (7)
    Traffic                         1,385,531        1,208,820            176,711       15
    Marketing                         508,749          359,302            149,447       42
    General/Admin.                    333,521          339,289             (5,768)      (2)
    Depreciation                       92,574           88,252              4,322        5
                                 ------------     ------------       ------------
    Total                        $  6,371,061     $  5,647,257       $    723,804       13
                                 ============     ============       ============


The increase in flight operations is due mainly to higher fuel expenses associated with increased aviation fuel prices and increased consumption attributable to new service to Denver and New Mexico. The average price of aviation fuel increased by approximately 40% on a year-over-year basis and contributed to an increase in fuel costs in excess of $300,000. Also contributing to the increase in flight operations was pilot payroll costs associated with new service to New Mexico. Mitigating the above increases was a reduction in aircraft lease expense ($75,000 to be recognized during each of the second and third quarters of 2001) for five aircraft. Management negotiated this reduction in exchange for an extension of the lease term for these aircraft.

The decline in maintenance expense is attributable to lower engine maintenance costs. In the second quarter of 2001, Big Sky's unscheduled engine maintenance occurred at historically normal rates. In comparison, during the second quarter of 2000, Big Sky experienced an unusual number of unscheduled maintenance events (i.e., bird ingestions, engine failures etc.) that resulted in a significant amount of unfunded maintenance expense.

The increases in traffic servicing and marketing expenses are attributable to and consistent with service expansions to Denver and New Mexico. Also contributing to the increase in marketing expense was additional advertising.

Analysis of Results for the Six Months Ended
December 31, 1999 and 2000

                                        Six Months Ended
                                        December 31, 2000
                                --------------------------------
                                    2000              1999
                                 (unaudited)       (unaudited)         Change          %
                                --------------    --------------    --------------   ----
Operating Revenues:
    Passenger                    $  6,570,933      $  4,947,675      $  1,623,258     33
    Cargo                             136,799           114,472            22,327     20
    Public service                  5,426,031         5,155,557           270,474      5
    Other                             227,938            62,426           165,512      -
                                 ------------      ------------      ------------
    Total                        $ 12,361,701      $ 10,280,130      $  2,081,571     20
                                 ============      ============      ============

The increase in passenger revenues for the six months ended December 31, 2000 is attributable to a higher flight completion factor compared to the prior year and new services to Denver and New Mexico. The increase in public service revenue is primarily attributable to a 5% increase in subsidy rates, effective December 1, 1999, for Big Sky's southern route system and a higher flight completion factor. The increase in other revenue is due to start-up subsidy revenue from New Mexico.

                                         Six Months Ended
                                        December 31, 2000
                                --------------------------------
                                    2000              1999
                                 (unaudited)       (unaudited)          Change            %
                                --------------    --------------    ---------------     ----
Operating Expenses
    Flying                       $  5,056,841      $  4,402,172      $     654,669       15
    Maintenance                     2,688,201         2,632,867             55,334        2
    Traffic                         2,703,252         2,383,782            319,470       13
    Marketing                         949,164           740,913            208,251       28
    General/Admin.                    638,531           648,227             (9,696)      (1)
    Depreciation                      179,659           168,236             11,423        7
                                 ------------      ------------      -------------
    Total                        $ 12,215,648      $ 10,976,197      $   1,239,451       11
                                 ============      ============      =============

The increase in flight operating expense is primarily attributable to increased fuel expense and pilot payroll costs offset in part by lower pilot training expenses and a one-time reduction in aircraft lease expense (see discussion above). Management estimates that increased fuel prices resulted in approximately $500,000 of additional expenses during the year-to-date period. During the prior year, Big Sky experienced significant pilot turnover estimated to have negatively impacted operating results by approximately $400,000 for the six-month period ending December 31, 1999.

The modest 2% increase in maintenance is due to the combined effect of a return to normal levels of unscheduled engine maintenance and a new engine maintenance program. During the fourth quarter of fiscal year 2000, Big Sky assumed the majority of its engine hot-end inspection maintenance in-house rather than with third party vendors. Management believes this provides more opportunities to better manage its engine maintenance expenses.

The increases in traffic servicing and marketing are primarily attributable to the new services to Denver and New Mexico.


Liquidity and Capital Resources:

A review of current liquidity and capital resources are as follows:


                                      Working Capital              Current Ratio
                                      ---------------              -------------
Year-end June 30, 2000                 $ (1,090,551)                   0.76:1
Period-ending December 31, 2000        $ (1,028,203)                   0.79:1

                                         Long-term Debt            Stockholder's
                                  (excluding current portion)         Equity
                                  ---------------------------      -------------
Year-end June 30, 2000                    $1,553,080                  $803,699
Period-ending December 31, 2000           $1,479,115                  $812,539

Big Sky has established a line of credit through First Interstate Bank and Trust Co. of Billings for an amount up to $1,500,000. Big Sky uses the line to supplement timing differences in cash flows. The maximum amount drawn on the line of credit during the six months ended December 31, 2000 was $1,453,368 compared to a low of $198,698. The losses over the past two years have required Big Sky to increase the use of the line of credit. Management believes that these losses were caused by an abnormal number of problems, and therefore believes that the line of credit is adequate for Big Sky's current needs. Management is evaluating options to increase Big Sky's capitalization to reduce its reliance on the line of credit.

                           PART II. OTHER INFORMATION

                           BIG SKY TRANSPORTATION CO.




ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

A)      Reports on Form 8-K

        No reports on Form 8-K were filed during the December 31, 2000 quarter.

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


                                       BIG SKY TRANSPORTATION CO.
                                       --------------------------
                                               Registrant



                                       By: /s/ Kim B. Champney
                                           -------------------------------------
                                           President & CEO


February 13, 2000