Form 10QSB
period 2001-03-31
BIG SKY TRANSPORTATION CO
filed 2001-05-14
CIK 313522

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON DC 20549

                                FORM 10-QSB

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended March 31, 2001

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

                  SHARES OUTSTANDING: At March 31, 2001: 1,248,242

                           BIG SKY TRANSPORTATION CO.
                                   FORM 10-QSB

                       For the Period-Ended March 31, 2001

                                  CONTENTS


Part I            Financial Information

Item 1.           Financial Statements (condensed format):

                  Balance Sheets
                           March 31, 2001 and
                                    June 30, 2000 ...........................................3

                       Income Statements
                                   Three and Nine months ended
                                   March 31, 2000 and 2001...................................4

                       Cash Flow Statements
                                   Nine months ended March 31, 2000 and 2001.................5

Item 2.           Management's Discussion and Analysis or Plan of Operation...............6-10

Part II           Other Information

Item 6.           Exhibits and Reports on Form 8-K..........................................11

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           BIG SKY TRANSPORTATION CO.
                                 Balance Sheets


                                                                  March 31, 2001        June 30, 2000
                                                                    (unaudited)            (audited)
                                                                  --------------        -------------
Assets
Current Assets
     Restricted cash                                                $   138,672           $   137,500
     Accounts receivable, net                                         2,155,237             2,327,573
     Expendable parts & supplies, at cost                               994,220               507,875
     Prepaid expenses                                                   198,878               240,694
     Assets held for liquidation                                         78,765               108,765
     Deferred income taxes                                              102,000                69,000
                                                                    -----------           -----------
     Total Current Assets                                             3,667,772             3,391,407

Property and Equipment, net                                           3,070,318             3,002,376

Deferred Income Taxes & Other                                           444,489               444,954

     Total Assets                                                   $ 7,182,579           $ 6,838,737
                                                                    ===========           ===========
Liabilities & Stockholders' Equity
Current Liabilities
     Current maturities of long-term debt                           $   170,579           $   209,769
     Notes payable                                                    1,533,992             1,225,638
     Accounts payable                                                 1,962,043             1,301,677
     Accrued expenses                                                   672,963               825,887
     Traffic balances & unused tickets                                  829,565               918,987
                                                                    -----------           -----------

     Total Current Liabilities                                        5,169,142             4,481,958

Long-Term Debt, Excluding Current Installments                        1,446,584             1,553,080

Stockholders' Equity
    Common stock of no par value;
      (20,000,000 shares authorized, 1,268,242 & 1,268,422
      shares issued
                                                                        819,125               815,375
    Additional paid-in capital                                          242,034               242,034
 Accumulated deficit                                                   (470,453)             (229,857)
        Less treasury stock (20,000 shares, at cost)                    (23,853)              (23,853)
                                                                    -----------           -----------
    Stockholders' Equity                                                566,853               803,699
                                                                    -----------           -----------
    Total Liabilities & Stockholder's Equity                        $ 7,182,579           $ 6,838,737
                                                                    ===========           ===========

                           BIG SKY TRANSPORTATION CO.
                                Income Statements
                                   (unaudited)

                                          Three Months Ended                        Nine Months Ended
                                               March 31,                                March 31,
                                        2001                2000                2001                 2000
                                   ------------         ------------         ------------         ------------
Operating Revenues:
    Passenger                      $  3,290,594         $  2,560,867         $  9,861,527         $  7,506,575
    Cargo                                33,329               57,675              170,128              173,972
    Public service                    2,864,763            2,743,703            8,290,794            7,899,402
    Other                                64,815               28,421              292,753               90,847
                                   ------------         ------------         ------------         ------------
    Total                             6,253,501            5,390,666           18,615,202           15,670,796
                                   ------------         ------------         ------------         ------------

Operating Expenses:
    Flying                            2,717,353            2,311,446            7,774,194            6,713,618
    Maintenance                       1,459,824            1,549,398            4,148,025            4,182,265
    Traffic                           1,506,596            1,163,542            4,209,848            3,547,324
    Marketing                           479,894              397,635            1,429,058            1,138,548
    General/Admin                       361,819              319,462            1,000,350              967,689
    Depreciation                         96,250               77,981              275,909              246,217
                                   ------------         ------------         ------------         ------------
    Total                             6,621,736            5,819,464           18,837,384           16,795,661
                                   ------------         ------------         ------------         ------------

Operating loss                         (368,235)            (428,798)            (222,182)          (1,124,865)

Other Income (Expense)
    Interest, net                       (66,368)             (59,667)            (197,689)            (170,679)
    Capital gain (loss)                       -                  (50)                 250                   50
                                   ------------         ------------         ------------         ------------
    Total                               (66,368)             (59,717)            (197,439)            (170,629)
                                   ------------         ------------         ------------         ------------

Loss before taxes                      (434,603)            (488,515)            (419,621)          (1,295,494)

Income tax benefit                     (185,167)             (62,049)            (179,024)            (351,470)
                                   ------------         ------------         ------------         ------------

Net loss                           $   (249,436)        $   (426,466)        $   (240,597)        $   (944,024)
                                   ============         ============         ============         ============


Per share data:

Basic loss per common share
                                   $       (.20)        $       (.34)        $       (.19)        $       (.76)
                                   ============         ============         ============         ============

Diluted loss per common
   share                           $       (.20)        $       (.34)        $       (.19)        $       (.76)
                                   ============         ============         ============         ============

                           BIG SKY TRANSPORTATION CO.
                              Cash Flow Statements
                                   (unaudited)

                                                         Nine Months Ended
                                                             March 31,
                                                   2001                     2000
                                                ---------                ---------
Net cash provided (used):
          By operations                         $ 177,432                $(284,003)
          By investing activities                (343,851)                (308,312)
          By financing activities                 166,419                  479,853
                                                ---------                ---------

Decrease in cash                                        -                 (112,462)
Cash at beginning of period                     $       -                  220,294
                                                ---------                ---------
Cash at end of period                           $       -                $ 107,832
                                                =========                =========

                         PART I. FINANCIAL INFORMATION,
        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



Summary of Airline Operating Statistics:


                                              Three Months Ended                  Nine Months Ended
                                                  March 31,                           March 31,
                                           2001               2000               2001             2000
                                     ----------------- ------------------- ----------------- ---------------
Passengers carried                             33,785              30,365           108,614          94,341

Average passenger trip (miles)
                                                  308                 285               307             272

Revenue passenger miles                    10,414,926           8,654,524        33,353,218      25,629,846

Available seat miles                       30,066,417          26,939,777        86,469,323      77,407,842

Passenger load factor (%)                       34.64               32.13             38.57           33.11

Aircraft miles                              1,528,442           1,417,883         4,497,016       4,074,097

Yield per revenue passenger mile
   (cents)                                      31.59               29.59             29.57           29.30

Freight pounds enplaned                        39,222              95,344           150,003         241,729

Operating cost per available seat
   mile (cents)                                 22.02               21.60             21.79           21.70

Operating break-even load factor
   (%)                                          36.68               34.68             39.03           35.49

Analysis of Results for the Three Months Ended
March 31, 2000 and 2001:

On October 21, 2000, Big Sky Transportation Co. ("Big Sky") initiated new service from the New Mexico communities of Roswell, Carlsbad and Hobbs to Denver and Dallas. Effective January 20, 2001, Big Sky discontinued direct service between the above New Mexico communities and Denver. Additionally, Big Sky eliminated one flight per day from Billings to Denver. On March 26, 2001, Big Sky discontinued all service to Roswell and Carlsbad but continued to provide service from Hobbs to Dallas. The reduction in New Mexico service described above is the result of customer demand falling far below the minimum amount necessary for Big Sky to operate profitably. Big Sky's operating loss of $368,235 for the third quarter of 2001 is due to its unprofitable New Mexico operations.

Management has negotiated an agreement with the City of Hobbs, New Mexico whereby the city will provide an operating subsidy based on a number of factors including flight completion, passenger revenue and allocable expenses. This agreement, effective for service beginning March 31, 2001, provides for a maximum subsidy of $35,000 per month.


                                                  Three Months Ended
                                                        March 31
                                            2001                 2000
                                         (unaudited)          (unaudited)            Change             %
                                       ----------------     ----------------    -----------------    --------
Operating Revenues:
    Passenger                               $3,290,594           $2,560,867            $ 729,727          28
    Cargo                                       33,329               57,675             (24,346)        (42)
    Public service                           2,864,763            2,743,703              121,060           4
    Other                                       64,815               28,421               36,394           -
                                       ----------------     ----------------    -----------------
    Total                                   $6,253,501           $5,390,666            $ 862,835          16
                                       ================     ================    =================



The increase in passenger revenues is due primarily to a full quarter's service to Denver in 2001 compared to a partial quarter in 2000. Also contributing to the increase was growth in Big Sky's southern operations. The increase in public service revenue is due to an increase in subsidy rates, effective December 1, 2000, for Big Sky's northern route system.



                                                Three Months Ended
                                                     March 31
                                            2001                 2000
                                         (unaudited)          (unaudited)              Change               %
                                       ----------------     ----------------      ------------------     --------
Operating Expenses
    Flying                                  $2,717,353           $2,311,446               $ 405,907           18
    Maintenance                              1,459,824            1,549,398                 (89,574)          (6)
    Traffic                                  1,506,596            1,163,542                 343,054           29
    Marketing                                  479,894              397,635                  82,259           21
    General/Admin.                             361,819              319,462                  42,357           13
    Depreciation                                96,250               77,981                  18,269           23
                                       ----------------     ----------------      ------------------
    Total                                   $6,621,736           $5,819,464               $ 802,272           14
                                       ================     ================      ==================


The increase in flight operations is due primarily to higher fuel expenses and increased pilot payroll. These two expense items contributed approximately $300,000 of the $405,907 increase in flying operations. Both categories are attributable to Big Sky's New Mexico operations. The increase in fuel expense was also impacted by higher fuel prices. Management estimates the average price of aviation fuel increased by approximately 16% on a year-over-year basis and contributed to an increase in fuel costs in excess of $100,000. The increase in pilot payroll is the result of hiring additional pilots and upgrading first officers to captain as part of providing incremental service to New Mexico.

The decline in maintenance expense is attributable to lower engine maintenance costs. In the third quarter of 2001, Big Sky's unscheduled engine maintenance occurred at historically normal rates. In comparison, during the third quarter of 2000, Big Sky experienced a number of unscheduled maintenance events that resulted in a significant amount of unfunded maintenance expense. Also contributing to the decline was lower year-over-year engine rental expense.

The increases in traffic servicing, marketing and general and administrative expenses are attributable to and consistent with service expansions to Denver and New Mexico.

Analysis of Results for the Nine Months Ended
March 31, 2000 and 2001

                                                  Nine Months Ended
                                                      March 31
                                             2001                  2000
                                         (unaudited)           (unaudited)             Change            %
                                       -----------------     -----------------     ----------------    -------
Operating Revenues:
    Passenger                                $9,861,527            $7,506,575           $2,354,952         31
    Cargo                                       170,128               173,972               (3,844)        (2)
    Public service                            8,290,794             7,899,402              391,392          5
    Other                                       292,753                90,847              201,906          -
                                       -----------------     -----------------     ----------------
    Total                                  $ 18,615,202          $ 15,670,796           $2,944,406         19
                                       =================     =================     ================


The increase in passenger revenues for the nine months ended March 31, 2001 is attributable to a higher flight completion factor compared to the prior year, new services to Denver and New Mexico and increased traffic in existing southern markets. The increase in public service revenue is due to an increase in subsidy rates, effective December 1, 1999, for Big Sky's southern route system and an increase in subsidy rates, effective December 1, 2000, for Big Sky's northern route system. These increases in subsidy rates (approximately 5%) were partially offset by operational difficulties that substantially reduced Big Sky's subsidy claims in October and November 2000.

As part of providing service to New Mexico, management negotiated an agreement whereby various New Mexico authorities would contribute a total of $500,000 to fund start up expenses and to provide an initial revenue subsidy. The increase in other revenue is due primarily to approximately $164,000 of initial New Mexico start up subsidy. As of March 31, 2001, all of the $500,000 in funding from New Mexico has been recognized either as an offset to expense or as initial start up subsidy.


                                                  Nine Months Ended
                                                       March 31
                                             2001                  2000
                                         (unaudited)            (unaudited)              Change               %
                                       -----------------     ------------------     -----------------      --------
Operating Expenses
    Flying                                   $7,774,194            $ 6,713,618           $ 1,060,576            16
    Maintenance                               4,148,025              4,182,265               (34,240)           (1)
    Traffic                                   4,209,848              3,547,324               662,524            19
    Marketing                                 1,429,058              1,138,548               290,510            26
    General/Admin.                            1,000,350                967,689                32,661             3
    Depreciation                                275,909                246,217                29,692            12
                                       -----------------     ------------------     -----------------
    Total                                  $ 18,837,384            $16,795,661            $2,041,723            12
                                       =================     ==================     =================

The increase in flight operating expense is primarily attributable to increased fuel expense and pilot payroll costs. Management estimates that increased fuel prices resulted in approximately $600,000 of additional expenses during the year-to-date period. During the prior year, Big Sky experienced significant pilot turnover estimated to have negatively impacted operating results by approximately $400,000 for the nine-month period ending March 31, 2000.

The slight decrease in maintenance expense is due primarily to a reduction in unscheduled maintenance events incurred during 2001 compared to 2000. During 2000, Big Sky incurred a significantly higher number of unscheduled maintenance events (i.e., bird ingestions, engine failures etc.) that increased maintenance expense. During the fourth quarter of fiscal year 2000, Big Sky assumed the majority of its engine hot-end inspection maintenance in-house rather than with third party vendors. Management believes this provides more opportunities to better manage its engine maintenance expenses.

The increases in traffic servicing and marketing are primarily attributable to the new services to Denver and New Mexico.


Liquidity and Capital Resources:

A review of current liquidity and capital resources are as follows:

                                       Working Capital            Current Ratio
                                       ---------------            -------------
Year-end June 30, 2000                 $ (1,090,551)                0.76:1
Period-ending March 31, 2001           $ (1,501,370)                0.71:1


                                          Long-term Debt             Stockholder's
                                     (excluding current portion)        Equity
                                     ---------------------------        ------
Year-end June 30, 2000                  $1,553,080                   $803,699
Period-ending March 31, 2001            $1,446,584                   $566,853

Big Sky has established a line of credit through First Interstate Bank and Trust Co. of Billings for an amount up to $1,500,000. Big Sky uses the line to supplement timing differences in cash flows. The maximum amount drawn on the line of credit during the nine months ended March 31, 2001 was $1,500,000 compared to a low of $198,698. The losses over the past two years have required Big Sky to increase the use of the line of credit. Management believes that these losses were caused by an abnormal number of problems, and therefore believes that the line of credit is adequate for Big Sky's current needs. Management is evaluating options to increase Big Sky's capitalization and/or secure debt financing to reduce its reliance on the line of credit.

                         PART II. OTHER INFORMATION

                         BIG SKY TRANSPORTATION CO.




ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

A)       Reports on Form 8-K

         No reports on Form 8-K were filed during the March 31, 2001 quarter.

                           BIG SKY TRANSPORTATION CO.
                                    Signature


The Registrant, by the undersigned, has signed this report in accordance with the requirements of the Securities Exchange Act of 1934.


BIG SKY TRANSPORTATION CO.
--------------------------
       Registrant



By: /s/ Kim B. Champney
    -------------------
    President & CEO


May 14, 2001