Form 10KSB40
period 2001-06-30
BIG SKY TRANSPORTATION CO
filed 2001-09-27
CIK 313522

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year-Ended June 30, 2001

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

Securities registered pursuant to Section 12 (g) of the Act: None
                                                             ----

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: (X)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: (X)

State issuer's revenues for its most recent fiscal year: $25,136,203.

State the aggregate market value of voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within the past 60 days:
$1,173,370 (1,087,652 shares held by all shareholders excluding officers and directors identified in Item 11, below, @ $1.12 per share, based on latest sale June 28, 2001).

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court: Yes X No

The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 1996 Series Common Stock 1,252,112 (June 30, 2001)

                                     INDEX

                                   FORM 10KSB

PART I:

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
                  and Financial Disclosure

PART III:

Item 9            Directors, Executive Officers, Promoters & Control  Persons,     12-15
                  and Compliance with Section 16(a) of the Exchange Act

Item 10           Executive Compensation                                           15-17

Item 11           Security Ownership of Certain Beneficial Owners & Management     17-18

Item 12           Certain Relationships and Related Transactions                   18

PART IV:

Item 13           Exhibits and Reports on Form 8-K                                 18-19

                              FINANCIAL STATEMENTS

                                   (appended)

Independent Auditors' Report                                                                F-1

Balance Sheets as of June 30, 2001 and 2000                                                 F-2

Statements of Operations for the years-ended June 30, 2001 and 2000                         F-3

Statements of Stockholders' Equity for the years-ended June 30, 2001 and 2000               F-4

Statements of Cash Flows for the years-ended June 30, 2001 and 2000                         F-5

Notes to Financial Statements                                                       F-6 to F-17

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

(A)  BUSINESS DEVELOPMENT:

     Big Sky Transportation Co., dba Big Sky Airlines, is a regional airline. Big Sky Transportation Co. (hereafter referred to as "Big Sky") has actively pursued a plan of expansion and service diversification. Its objectives have been to provide safe, efficient, and economical scheduled airline service primarily to small cities, towns and markets not otherwise served by other air carriers, and in so doing enhance aircraft utilization, earnings, and shareholder equity. In the summer of 1996, Big Sky had four aircraft that provided service to northern and eastern Montana via its Billings, Montana hub. As of June 30, 2001, Big Sky had 16 aircraft providing service to fifteen cities in Montana, Washington and North Dakota and to eleven cities in the south central United States via its Dallas, Texas hub. In February 2000, Big Sky connected its two hub systems via Denver, Colorado. In November 2000, Big Sky discontinued service to Bozeman, Montana. In March 2001, Big Sky also discontinued service to Roswell and Carlsbad, New Mexico. Big Sky began new service to Williston, North Dakota in June 2001. Big Sky also began new service in July 2001 between Moses Lake, Washington and Seattle and Spokane, Washington. Big Sky's operating revenues have increased from $5,055,907 in 1996 to $25,136,203 in 2001.

          (1) Form and Year of Organization: Big Sky is the successor to another corporation of the same name, incorporated in the State of Montana in 1978. Big Sky commenced flying operations in September 1978. It was reorganized as a Montana public corporation in August 1979, selling 600,000 shares of its Class A common stock. At that time, it became a subsidiary of Great Plains Transportation Co. (predecessor operating Company), through the issuance of 1,000,000 shares of its Class A common stock to Great Plains Transportation Co., in exchange for substantially all of the assets and certain liabilities of the predecessor operating Company. A second public offering of 700,000 shares of Class A common stock was completed in September 1981. Subsequently, all shares of common stock were merged into a single class. A private placement of 500,000 shares of preferred stock was completed in February 1988 (later converted to common). In February 1999, Big Sky concluded a private sale of 134,372 shares of its 1996 Series Common Stock. Big Sky continues to be organized under the Montana Business Corporation Act.

          (2) Bankruptcy Proceedings: Big Sky was successful in a Chapter 11 Reorganization filed in March 1989. Its Plan of Reorganization was confirmed in July 1991 and the case closed in June 1992. Big Sky is in full compliance with the Plan and completed its payments to unsecured creditors in September of 1998, one year ahead of schedule. Big Sky made its final payment to secured creditors in August of 2001.

         (3) Reclassification, Merger, Consolidation, or Disposition of Assets Not in Ordinary Course of Business: None.


     (B) BUSINESS OF ISSUER:

     Big Sky operates as a regional air carrier, providing scheduled passenger, freight, express package and charter services. Big Sky operates ten Fairchild Metro III aircraft and six Fairchild Metro 23 aircraft between cities and towns in nine states: Arkansas, Colorado, Montana, Missouri, New Mexico, North Dakota, Oklahoma, Texas, and Washington.

          (1) Principal Products, Services, and Markets: Big Sky's present route system is designed around its two air service hubs in Billings and Dallas with connections between the two hubs via service to Denver. The cities served via Billings and Dallas are known as Big Sky's "northern" and "southern" routes, respectively. Big Sky provides service between its Billings hub and seven communities in Central/Eastern Montana and between its Dallas hub and eight communities in Texas, Arkansas, and Oklahoma under contracts with the U.S. Department of Transportation's (DOT) Essential Air Service (EAS) program. Beginning in July 2001, Big Sky began service from Moses Lake, WA to Seattle and Spokane, WA under an EAS contract. The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service on the basis of its passenger traffic. Approximately 44 percent of Big Sky's current revenues are derived from the EAS markets and their public subsidy. In addition, Big Sky provides non-subsidized service between Billings, MT and Denver, CO, Helena, MT, Great Falls, MT, Kalispell, MT, Missoula, MT, Bismarck, ND, Williston ND, and Spokane, WA. Big Sky also provides non-subsidized service in the southern region between Hobbs, NM and Dallas, TX. Big Sky operates daily scheduled flights, which provide well-timed interline and online connecting services, as well as convenient local market services. Big Sky markets its services under its own two-letter code, GQ, and its flights are displayed in all of the major computerized reservations systems utilized by travel agents and airlines. As of July 2001 Big Sky had code-sharing agreements with Northwest, America West and Alaska Airlines.

     The table below lists the cities served and their inaugural date of service:

     CITY/STATE                           SERVICE INAUGURATED
     ----------                           -------------------
     Billings, MT                         September 1978
     Glasgow, Glendive, Havre,
        Lewistown, Miles City
        Sidney & Wolf Point, MT           July 1980
     Great Falls, MT                      May 1995
     Helena & Missoula, MT                October 1997
     Kalispell, MT                        May 1998
     Spokane, WA                          June 1998
     Dallas & Brownwood, TX               November 1998
     Hot Springs, Mountain Home,
        Jonesboro,  Harrison
        & El Dorado, AR                   November 1998
     Enid & Ponca City, OK                November 1998
     St. Louis, MO                        November 1998
     Bismarck, ND                         December 1998
     Denver, CO                           February 2000
     Hobbs NM                             October 2000
     Williston, ND                        June 2001
     Seattle & Moses Lake, WA             July 2001

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

In order to gain connecting traffic from other carriers, Big Sky has negotiated interline agreements with the major and regional airlines serving cities on Big Sky's route system. Generally, these agreements have joint ticketing and baggage services designed to expedite the connecting process. To enhance connecting traffic, Big Sky has entered into code sharing agreements with Northwest, and Alaska Airlines (covering markets in Montana, Washington and North Dakota) and with America West Airlines (covering connections at Dallas, Denver and Spokane). These agreements provide one stop check-in for connecting passengers and baggage and provide frequent flyer members mileage on Big Sky flights.

The DOT pays EAS subsidy for each departure in a covered market. The DOT bids the EAS contracts biannually with the rates per departure subject to negotiation with the DOT.

     (3)    Status of any Publicly Announced New Service:

In August 2000, Big Sky announced new service, effective October 2000, between Hobbs, Carlsbad and Roswell, New Mexico and Denver and Dallas. Revenues from these services fell far below expectations, resulting in the elimination, effective March 2001, of all services to Carlsbad and Roswell. Hobbs continues to be served to Dallas under a subsidy agreement with Lea County, New Mexico. In May 2001, Big Sky announced new service, effective June 2001, between Billings and Williston, ND. Big Sky also announced new service, effective July 2001, between Moses Lake, Washington and Seattle and Spokane, WA. Preliminary assessments of the Williston and Moses Lakes services indicate initial positive results. Management will continue to evaluate these markets and make adjustments if and when necessary.

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

     (6) Dependence on Major Customers: Since mid-1980, Big Sky has been a continuous contract-holder under the DOT's EAS Program, which was established under the Airline Deregulation Act of 1978 (the "Deregulation Act"). Big Sky obtained 44% and 49% of its total revenues in 2001 and 2000, respectively, from the EAS program. During the past three years, Big Sky has pursued a growth and diversification strategy such as the initiation of non-subsidized services to Helena, Denver, Kalispell, Missoula, Hobbs and Spokane.

In October 1996, Congress passed the Rural Air Service Survival Act, which extended the EAS program indefinitely and provided the first permanent funding source commencing October 1997. Total annual funding available under the new program is $50 million. Big Sky's current EAS contracts for its south central United States and Montana services extend through November 30, 2001 and 2002, respectively. Big Sky's EAS contract for Moses Lake service extends through July 31, 2003. Big Sky's EAS revenues are dependent upon the extension or renewal of these contracts.

     (7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts: Big Sky's name and trade name, Big Sky Airlines, are registered with the Montana Secretary of State and extend through February 8, 2004. Big Sky's name is also registered in the states of Arkansas, Missouri, New York, North Dakota, Oklahoma, Texas and Washington. Big Sky is a party to two collective bargaining agreements covering certain of its employees. Big Sky's mechanics are covered under an agreement with the International Association of Machinists & Aerospace Workers (IAM) that expires on May 1, 2003. Big Sky's pilots and dispatchers are covered under an agreement with the United Transportation Union (UTU) that expires on January 1, 2004.

     (8) Government Approval of Products and Service: The Federal Aviation Administration (FAA) inspects and evaluates Big Sky's operational and administrative systems, as more fully described below for compliance with the Federal Aviation Regulations (FAR's). Big Sky endeavors to attain full compliance with all FAR's.

     (9) Effect of Existing or Probable Government Regulations on Business: All certificated airlines, including Big Sky, are subject to regulation by the DOT and the FAA under the Federal Aviation Act. Big Sky operates under Part 121 of the FAR's and holds a Section 401 Public Convenience & Necessity Certificate issued by the DOT.

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

     (10) Estimate of Time Spent on Research and Development During Last Two Fiscal Years: Big Sky is not involved in business activities that entail basic or applied scientific research. Big Sky devotes approximately four hundred executive hours per year to market and service analysis and planning. Big Sky's Board of Directors also devotes substantial time to business development and planning.

     (11) Cost and Effects of Complying With Environmental Laws: Environmental laws directly impact Big Sky in regulating its disposal of waste fuel and lubricants. The cost of environmental compliance is less than $10,000 per year. Because Big Sky does not operate jet aircraft, it is not presently impacted by noise abatement requirements.

     (12) Employees: At June 30, 2001, Big Sky employed a total of 286 personnel, approximately 69 of whom are part-time.

                         ITEM 2. DESCRIPTION OF PROPERTY

(A) LOCATION AND CONDITION OF PRINCIPAL BUSINESS PROPERTIES:

Big Sky's main hangar and principal offices are located at 1601 Aviation Place, Billings Logan International Airport, Billings, Montana. Big Sky's southern region office is located at the Dallas/Fort Worth Airport in Dallas, Texas.
Big

Sky has airport counter, baggage, and ramp space for ground services and customer services at 19 cities currently served. Big Sky leases exclusive hangar space in Ponca City, OK to conduct certain aircraft maintenance functions. Big Sky contracts for ground handling services from other airlines or service providers at 10 of the airports it serves. Big Sky rents hangar space at locations outside Billings for over-night aircraft on a seasonal or as needed basis. Big Sky routinely maintains it real properties, keeping them in excellent condition.

At year-end, Big Sky had a fleet of ten Fairchild Metro III (-11UA), and six Fairchild Metro 23 (-12) turboprop aircraft configured for nineteen-seat passenger service. Six of the Metro III aircraft incorporate a 16,000 pound gross take-off weight modification while four Metro III aircraft have a standard 14,500 pound gross take-off weight modification. The Metro 23's have a gross take-off weight of 16,500 pounds. The aircraft operated are appropriate for market demands on Big Sky's route system. Fifteen aircraft are leased under long term operating leases. Six of these leases contain purchase options. Big Sky purchased one aircraft financed with a long-term loan. Big Sky employs 34 certified A&P (Airframe & Power Plant) mechanics, who perform all routine maintenance and periodic inspections on its aircraft and engines. Big Sky holds an FAA-certified repair station certificate, allowing it to perform maintenance on Garrett TPE -331 series engines. Manufacturers or qualified outside contractors perform a portion of Big Sky's major engine overhaul and avionics work while in-house mechanics perform some of Big Sky's major engine maintenance. All aircraft are maintained in excellent condition. Big Sky's certificate also allows company employees to perform maintenance for outside customers. Work and revenues generated by outside customers, however, have been minimal.

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

     (2) Investment in Real Estate Mortgages.  None.

     (3) Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. None.

(C)  DESCRIPTION OF REAL ESTATE AND OPERATING DATA:

Big Sky owns no real estate.

     (1) General Information About Properties. Big Sky's main facilities in Billings, Montana consist of an 11,520 square foot building built to its specifications consisting of a large hangar that can hold three Metro aircraft for maintenance, a parts warehouse, back shop area, and two floors of offices. A two-story office building adjacent to the hangar houses Big Sky's executive and business offices. These buildings are situated on 83,176 square feet of land owned by the City of Billings and leased to Big Sky on long-term ground leases.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Big Sky's Annual Meeting of Stockholders was held on February 16, 2001. A total of 815,405 shares were represented at the meeting constituting 65.1% of the total shares outstanding. Two proposals were submitted for approval to the
Stockholders:

1. A minimum of 814,025 shares (99.8 % of all shares voted) had been voted for each director in favor of Proposal #1. This proposal appointed Jon Marchi, Kim B. Champney, Jack K. Daniels, Stephen D. Huntington, Craig Denney, Barbara H. Nemecek, Ken L. Thuerbach and Edward J. Wetherbee as the directors to serve for the next twelve-month period.

2. By a vote of 814,629 shares for and 1,020 shares abstaining, the selection of Eide Bailly LLP, as independent auditors was ratified and approved.

During the twelve-month period ending June 30, 2001, there were no special meetings of the stockholders or votes of stockholders at special meetings.

                                     PART II

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

(A)  MARKET INFORMATION.

     (1) Principal Trading Market and Trading Information. Since August 1980, Big Sky's common stock has been listed on the Pacific Exchange, Inc. (PSE). The stock trading symbol is "BSA.P".

The following table, based on total monthly report statistics as received from the PSE, sets forth the range of high and low sales prices of Big Sky's common stock by quarter during 2000 and 2001. Bid prices represent quotations between dealers and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Data for 2000 and 2001 reflect the effect of the 5:1 reverse stock split effective in August 1996:

         2000
    QUARTER ENDED         HIGH ($)     LOW ($)
09/30/99                   1.3750      1.3750
12/31/99                   1.4375      1.2500
03/31/00                   1.1250      0.8750
06/30/00                   1.1250      1.0000

         2001
    QUARTER ENDED         HIGH ($)     LOW ($)

09/30/00                   1.1250      1.0000
12/31/00                   1.2500      1.1250
03/31/01                   1.3125      1.1875
06/30/01                   1.3750      1.1200



(B)  HOLDERS.

According to records maintained by Big Sky's transfer agent, Continental Stock Transfer & Trust Co., Big Sky had 283 holders-of-record of its 1996 Series Common Stock as of June 30, 2001.

(C)  DIVIDENDS

Big Sky did not pay dividends on its common stock during the year ended June 30, 2001 and has not paid dividends in the past. Big Sky reinvests its earnings in order to provide operational growth, acquired operational assets, and increase shareholder equity. Management does not anticipate payment of cash dividends in the foreseeable future.

(D)  UNREGISTERED EQUITY SECURITIES SOLD DURING PERIOD.

There were no sales of unregistered equity securities during the 12 month period ended June 30, 2001.

                       ITEM 6. MANAGEMENT'S DISCUSSION AND
                          ANALYSIS OR PLAN OF OPERATION

(A)  PLAN OF OPERATION.

Not applicable.

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION AND FINANCIAL CONDITION: In 2001, Big Sky recorded an operating loss of $204,347 on revenues of $25,136,203 compared to an operating loss of $845,151 on revenues of $21,925,902 during 2000. Net losses were $333,804 and $724,179 for 2001 and 2000, respectively.

During the past two years Big Sky has pursued growth opportunities, primarily in non-subsidized markets. These ventures have produced varied results. In 2000, Big Sky expanded service to Spokane via cities in western Montana and implemented new service to Denver from its northern and southern systems. These service expansions have met or exceeded management's expectations. In contrast, Big Sky's New Mexico operations that began during October 2000, were significantly unprofitable, requiring a cessation of service to Carlsbad and Roswell. In 2000, a number of unusual events resulted in significant operating losses. Specifically, Big Sky incurred seven non-scheduled engine removals that resulted in higher than expected engine maintenance. Big Sky also experienced excessive pilot turnover. Management believes that this pilot turnover is primarily attributable to a reinterpretation of flight and duty times by the Federal Aviation Administration that led to a migration of pilots to the major airlines at the expense of smaller, regional airlines, including Big Sky. A secondary impact of these events was that Big Sky had to cancel a significant number of flights that reduced the amount of subsidy revenue to be earned under the EAS contract. Rising fuel costs negatively impacted operating results during 2001. Management estimates that the average cost of aviation fuel increased by approximately 25% in 2001 compared to 2000.

The following table sets forth certain statistics relating to the operations of Big Sky during the past two years:


                                             YEAR ENDED JUNE 30
                                              2001       2000
PASSENGERS                                   145,199   130,232
REVENUE PASSENGER MILES--RPMS (000)           44,341    36,402
AVAILABLE SEAT MILES--ASMS (000)             115,441   104,577
AVERAGE PASSENGER LOAD FACTOR (%)               38.4      34.8
AIRCRAFT MILES (000)                           6,022     5,503
AVERAGE YIELD PER RPM (CENTS)                  30.00     29.76
OPERATING COST PER ASM (CENTS)                 21.94     21.77
FREIGHT POUNDS                               187,356   313,035
OPERATING BREAKEVEN, INCLUDING SUBSIDY (%)     38.73      36.1
FLEET:
   METRO III                                      10        10
   METRO 23                                        6         4
       TOTAL                                      16        14
CITIES SERVED                                     27        26


The following table shows a comparison of revenues for the years ended June 30.

                                                                    INCREASE
                                  2001               2000          (DECREASE)     %
    PASSENGER                      13,321,353         10,832,880     2,488,473     23
    CARGO                             210,062            235,356      (25,294)   (11)
    PUBLIC SERVICE.                11,170,732         10,739,560       431,172      4
    OTHER                             434,056            118,106       315,950      -

    TOTAL                          25,136,203         21,925,902     3,210,301     15


The increase in passenger revenue is attributable to Big Sky's expanded operations in New Mexico, new service to Denver and growth in passenger traffic on EAS routes. The increase in public service revenue is due to an increase in subsidy rates, effective December 1, 1999 for Big Sky's southern route system and an increase in subsidy rates, effective December 1, 2000, for Big Sky's northern route system. These increases in subsidy rates (approximately 5%) were partially offset by operational difficulties that reduced Big Sky's subsidy claims in October and November 2000.

As part of providing service to New Mexico, management negotiated an agreement whereby various New Mexico authorities would contribute a total of $500,000 to fund start up expenses and to provide an initial revenue subsidy. Included in other revenues is approximately $167,000 of initial start up subsidy related to this agreement. Management has also negotiated an agreement, effective March 31, 2001, with Lea County, New Mexico whereby the county will provide an operating subsidy (not to exceed $35,000 per month) based on a number of factors including flight completion, passenger revenue and allocable expenses. Included in other revenue is approximately $134,000 related to this agreement.


                                                                        INCREASE
                                         2001               2000       (DECREASE)    %
    FLYING OPERATIONS                 10,425,333          9,032,129     1,393,204    15
    MAINTENANCE                        5,622,635          5,725,122     (102,487)   (2)
    TRAFFIC                            5,602,259          4,747,369       854,890    18
    MARKETING                          1,923,377          1,680,853       242,524    14
    GENERAL AND ADMIN.                 1,385,039          1,255,285       129,754    10
    DEPRECIATION                         381,907            330,295        51,612    16

    TOTAL OPERATING EXPENSE           25,340,550         22,771,053     2,569,497    11

The increase in flying operations expense is due primarily to higher fuel expense, pilot payroll and aircraft lease expense offset partially by lower crew training expenses. Fuel expenses increased by approximately $900,000 on a year-over-year basis. Management estimates that approximately $670,000 of this amount is attributable to increases in the average cost per gallon of aviation fuel. The remainder of the increase in fuel expense is due primarily to incremental flight hours resulting from expanded operations in New Mexico. The increase in pilot payroll is the result of hiring additional pilots and upgrading first officers to captain. The increase in aircraft lease expense is due to the addition of two aircraft under operating leases. Both the pilot payroll and aircraft lease expense increases are directly attributable to Big Sky's New Mexico operations.

The decrease in maintenance expense is primarily attributable to lower engine maintenance expenses offset by increases in maintenance resulting from expanded fleet operations and aircraft utilization. During 2001, Big Sky's unscheduled engine maintenance occurred at historically normal rates. In comparison, during 2000, Big Sky experienced a number of unscheduled maintenance events that resulted in approximately $500,000 in incremental maintenance expense.

The increases in traffic servicing, marketing and general and administrative are attributable to and consistent with service expansions in Denver and New Mexico. Big Sky's operating expenses in 2000 include four months of expenses directly related to new Denver service, most significantly landing fees, ground handling and counter space rental. In comparison, Big Sky's operating expenses in 2001 include a full year of Denver-related expense. Big Sky's incremental service in Denver and New Mexico resulted in higher passenger volumes that gave rise to notable increases in credit card commissions, customer reservation system charges, communications expenses and reservation staffing.

Depreciation expense increased due to capital expenditures in 2001 related to software, avionics, furniture and fixtures, ramp equipment and leasehold improvements.

The increase in net interest expense is attributable to Big Sky's increased use of its line of credit and payments under a capital lease for Big Sky's new general offices.

The capital losses recorded in 2001 are primarily attributable to the sale of obsolete Metro II parts.

LIQUIDITY AND CAPITAL RESOURCES: A review of current liquidity for the last two years is presented in the following chart:

                                          WORKING CAPITAL  CURRENT RATIO
     YEAR ENDED JUNE 30, 2000               (1,090,551)        .76:1

     YEAR ENDED JUNE 30, 2001               (1,907,570)        .67:1


A review of the capital resources for the last two years is presented below:

                                              LONG TERM DEBT
                                          (EXCL CURRENT PORTION)      SHAREHOLDERS' EQUITY
         YEAR ENDED JUNE 30, 2000                1,553,080                 803,699

         YEAR ENDED JUNE 30, 2001                1,586,285                 473,645



Big Sky has established a line of credit for $1,500,000 through First Interstate Bank of Billings. The actual line availability is based upon a borrowing formula covering accounts receivable, inventories and accounts payable. Big Sky uses the line primarily to supplement timing differences in cash flow. During the 12 month period ended June 30, 2001, Big Sky's draws against the line of credit ranged from a low of $198,698 to a high of $1,500,000.

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

Cash provided by operating activities for the year ended June 30, 2001 was $439,137 compared to cash used of $213,359 in the prior year. The increase is due to a reduction in operating losses and increases in accounts payable and accrued expenses. Cash used for investing activities in 2001 was $679,033 compared to $331,962 in 2000. The increase is due primarily to the purchase of spare parts associated with the acquisition, via operating lease, of two additional aircraft and the purchase of an additional spare engine. Cash from financing activities for 2001 was $239,896 compared to $325,027 in 2000.

IMPACT OF SEPTEMBER 11, 2001 TERRORIST ACTIVITIES

The September 11, 2001 terrorist activities in New York, Washington D.C. and Pennsylvania did not occur during the fiscal year ended June 30, 2001 but management believes that a discussion of these activities impact upon Big Sky is appropriate. The FAA-mandated grounding of all commercial aircraft resulted in a complete shutdown of Big Sky's operations for approximately four days. Management estimates that this shutdown resulted in lost revenues in excess of $200,000 during this time period. The initial aftereffects indicate lower than normal customer demand. Due to the uncertainty as to the extent and duration of reduced customer demand patterns, management is presently unable to predict the financial impact of the above events. Nonetheless, management has begun to develop contingency plans including seeking financial assistance from the U.S. federal government and review and possible adjustments to existing flight schedules.

                          ITEM 7. FINANCIAL STATEMENTS

Big Sky's complete audited financial statements for 2001 are appended to this report.

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

No disagreements exist between Big Sky and its accountant/auditors, Eide Bailly LLP, with regard to accounting or financial disclosures for the current reporting period.

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

         JON MARCHI, DIRECTOR & EXECUTIVE OFFICER:

         Big Sky--Chairman of the Board, April 1996 to-date; Secretary 1991 to 1995; Outside Director since 1979; Principal Business--Owner & President, Marchi Angus Ranches, Polson, MT, 1985 to-date; Director & Chairman, Glacier Venture Fund, Director & Chairman, Development Corporation of Montana. Other--Director, College of Business Advisory Board, Montana State University-Billings, Montana Small Business Administration Advisory Council and Director and President, Montana Ambassadors; Education--B.S. Business & M.S. Finance, University of Montana;
         Age--55; Stock--68,556 (c), % Class--5.4% (k).

         JACK K. DANIELS, DIRECTOR & EXECUTIVE OFFICER:

         Big Sky--Vice Chairman of the Board & Assistant Secretary, April 1995 to February 1998; Outside Director since 1990; Interim CEO August 1997 to January 1998.
         Principal Business--Owner/President, SerVair Accessories, Inc., Williston, ND, 1950 to 1994 (retired); Other--Former Chairman, North Dakota Aeronautics Commission (retired); Former Treasurer, National Committee of Cities & States for Airline Service;
         Age--76; Stock--24,620 (d), % Class--1.9% (k).

         STEPHEN D. HUNTINGTON, DIRECTOR & EXECUTIVE OFFICER:
         Big Sky--Assistant Secretary, February 1998 to-date; Secretary 1996 to February 1998; Outside Director since 1994;
         Principal Business--Principal, Northern Rockies Venture Fund, Butte, MT, 1990 to-date; Other--Former Vice President, Corporate Development & Finance, MSE, Inc.; Former Owner/Manager, MountainWest Management; Former Executive Director, Montana Science and Technology Alliance. Education--B.A. Political Science and Graduate Studies, Law & Public Administration, University of Montana;
         Age--45; Stock--15,600 (e); % Class 1.2% (k)

         BARBARA H. NEMECEK, DIRECTOR & EXECUTIVE OFFICER:
         Big Sky--Outside Director since 2000;
         Principal Business--Dean, Montana State University-Billings College of Business, 1997 to-date; Associate Professor, University of Nebraska-Kearney Management & Marketing Department, Kearney, NB, 1993
         - 1997.
         Other--Director, U.S. Bank-Billings, Montana State Chamber of Commerce, Montana Ambassadors, Marketing Management Association and Billings Area Fuel Cell Advisory Committee
         Education--B.S. General Home Economics, University of Wisconsin-Stout, M.S. Clothing, Textiles and Related Arts, Ph.D. Business Administration, University of Minnesota
         Age--62; Stock--6,667 (f); % Class .5% (k)

         EDWARD J. WETHERBEE, DIRECTOR & EXECUTIVE OFFICER:
         Big Sky--Outside Director since 2000;
         Principal Business--Managing Partner, Alliance Commercial Partners, Lakewood, CO, 1988 to-date.
         Other--Director, Nutritional Laboratories International, Inc., CV Technologies, Inc. and Venture Capital Association of Colorado. Former Director and President, Colorado Energy Management, LLC; Former Executive Vice President, Colorado Venture Management Inc. Education--B.S. Business Administration, University of Colorado, M.B.A University of Denver
         Age--42; Stock--667 (i); % Class .01% (k)

         KEN L. THUERBACH, DIRECTOR & EXECUTIVE OFFICER:
         Big Sky--Outside Director since 2000;
         Principal Business--Chief Executive Officer, Alpine Log Homes, 1995 to-date; Adjunct Professor, University of Montana Graduate School of Business; Member, National Entrepreneurial Foundation Advisory Board. Other--Director, Montana World Trade Center; Chairman, Montana Capital Network; Former Director, Montana Entrepreneurship Centers; Former Member, Board of Governors, Montana Science and Technology Alliance Venture Capital Fund; Former Chairman, Eclipse Technologies, Inc., Former Director, Sea-Vu Corporation.
         Education--B.S. University of Denver, M.B.A. Harvard University Age--55; Stock--667 (j); % Class .01% (k)

         CRAIG DENNEY, DIRECTOR & EXECUTIVE OFFICER:
         Big Sky--Executive Vice President & COO, December 1995 to-date; Secretary and Assistant Treasurer, February 1998 to date; Director since 1995;
         Previous Employment--Transportation Agent, Northwest Airlines, Inc., Great Falls & Butte, MT, 1974-1978;
         Other--Member & Former Chairman, Air Carrier Advisory Committee, Billings Logan International Airport; Member, Aviation Council, Department of Aviation, Rocky Mountain College.
         Education--A.A. Aviation Administration, Anoka Ramsey J. C., Coon Rapids, MN; Age--48; Stock--51,420 (g), % Class 4.1% (k)

         KIM B. CHAMPNEY, DIRECTOR & EXECUTIVE OFFICER:
         Big Sky--President & CEO, January 1998 to date; Interim CFO, March
         1998 to date; Director, February 1998 to-date
         Previous Employment--Vice President Business Development, Merlin Express, San Antonio TX, 1993-1997, Director Airline Planning, DHL Airways, Cincinnati OH, 1990-1993; Director Financial Analysis, Braniff Inc,, Orlando FL, 1989-1990; Director Corporate Planning, Piedmont Airlines, Winston-Salem NC, 1986-1989; Treasurer, 1985-1986, Controller 1981-1985, Empire Airlines Inc., Utica/Rome NY Manager General Accounting, The Black Clawson Co., Fulton NY, 1976-1981
         Education--B.S. Accounting, Rochester Institute of Technology, Rochester NY.
         Age--47; Stock--55,300 (h) Class--4.4% (k)


         JAMES R. TEVLIN, EXECUTIVE OFFICER:
         Big Sky--Controller & Treasurer, February 2000 to-date
         Previous Employment--Manager-Domestic Corporate Accounting, Federal Express, Memphis, TN, 1997-1998, Senior Financial Reporting Accountant, Federal Express, Memphis, TN, 1991-1997; Financial Reporting Accountant, Federal Express, Memphis, TN, 1989-1990; Auditor, Arthur Andersen & Co, 1987-1989;
         Education--B.S. Corporate Finance, University of Alabama, Tuscaloosa, AL, M.B.A-(accounting concentration) University of South Alabama, Mobile, AL. Certified Public Accountant (inactive)-Tennessee.
         Age--40


(a) The above-listed directors were duly elected at the 2001 Annual Meeting of Stockholders. The Corporation's present executive officers and Board leadership were elected in February 2001. Except as indicated above, each director has held the outside positions shown above, or other executive positions with the same business for the past five years.

(b) Shares shown reflect outstanding shares of 1996 Series Common Stock beneficially owned, both directly and indirectly, as of June 30, 2001, as well as options exercisable within 60 days thereof, and any options known to be exercised as of the report date. Beneficial ownership shown represents sole voting and investment power. 1998-99 service-related stock option awards are included for outside directors, whether exercised or not. Note that options exercisable may or may not be exercised.

(c)  62,556 shares owned.  Options exercisable at 6/30/2001 on 6,000 shares.

(d)  18,620 shares owned.  Options exercisable at 6/30/2001 on 6,000 shares.

(e)  5,600 shares owned.  Options exercisable at 6/30/2001 on 10,000 shares.

(f)  5,000 shares owned.  Options exercisable at 6/30/2001 on 1,667 shares.

(g)  21,420 shares owned.  Options exercisable at 6/30/2001 on 30,000 shares.

(h)  5,300 shares owned.  Options exercisable at 6/30/2001 on 50,000 shares.

(i) No shares owned. Options exercisable at 6/30/2001 on 667 shares.

(j) No shares owned. Options exercisable at 6/30/2001 on 667 shares.

(k) Includes shares owned and eligible options, as a percent of total outstanding shares, shown to the nearest tenth.

(B)   IDENTITY OF SIGNIFICANT EMPLOYEES.

Big Sky does not expect significant contributions by any employees other than the executive officers of Big Sky.

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

(E)   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Based upon its review of SEC Forms 3, 4, and 5 and amendments thereto furnished to Big Sky under Rule 16a-3(e), Big Sky has not found any late or delinquent reports by any person who was a director, officer, or beneficial owner of more than 10% of any class of Big Sky's equity securities during 2001.

                         ITEM 10. EXECUTIVE COMPENSATION

(A)     EXECUTIVE COMPENSATION.

In the table below is set forth compensation information for the President/CEO (Mr. Champney) in 1999, 2000 and 2001, the sole "named executive" of the Corporation, for which such reporting is required.

                                                            LONG-TERM                OTHER
                                                           COMPENSATION           COMPENSATION--
                                SALARY (1)   BONUS (2)  STOCK OPTIONS # (3)        NON-CASH (4)
           2001                 95,000            0                 30,000                    0
           2000                 95,000            0                      0                    0
           1999                 95,000        7,791                 20,000               25,435


(1)  Base compensation.
(2)  Cash Bonus.
(3)  Stock options shown are post-recapitalization.
(4) Includes stock bonus of 5,300 shares and compensation recognized for the difference between the fair market price and the stock option price at the date of the stock option award, pursuant to employment agreement

(B)     BOARD COMPENSATION.

At June 30, 2001, the Corporation had eight directors--six "outside" (non-employee) directors and two "inside" (employee) directors. The Corporation is authorized to pay each of its outside directors base compensation of $1,000 per year, plus $300 for each regularly scheduled in-person Board meeting attended and $150 for each tele-conference meeting attended. Additionally, outside directors receive $75 per hour, up to a maximum of $300 per day, for work on special projects. Board members are reimbursed for out-of-pocket expenses required in the performance of their duties and to attend Board meetings and committee meetings. The Chairman also is paid fixed compensation of $500 per month. Payments for outside directors' services during 2001 were $46,556 as follows:

                                ITEM                      PAYMENTS
                MTGS., CONF. & SPECIAL PROJECTS (1)            $37,581
                EXPENSE REIMBURSEMENT (2)                        8,975

                            TOTAL                              $46,556


(1) Annual base compensation, individual meeting compensation, and monthly base compensation (applicable for Chairman). Individual totals as follows:
Marchi-$15,744, Huntington- $7,037, Wetherbee-$3,700, Nemecek-$4,300,
Thuerbach-$3,700 and Daniels-$3,100. Expenses shown are exclusive of legal, professional & other fees related to board matters.

(2) Includes travel and per diem.


The Corporation has an Outside Directors Stock Option Plan, granting outside directors the option to purchase 2,000 shares of stock annually at the conclusion of each year's service, at the market price on that date. The option term is five years. Under this Plan, prior to 1997, options had been granted to purchase 10,000 shares at $.9375 per share. Options to purchase an additional 8,000 shares were granted under this Plan in February 1997 at $1.125 per share. Options to purchase an additional 8,000 shares were granted under the Plan in February 1998 at $1.3875 per share. Options to purchase an additional 8,000 shares were granted under the Plan in February 1999 at $1.9375 per share. Options to purchase an additional 8,000 shares were granted under the Plan in February 2000 at $.9375 per share. Options to purchase an additional 9,001 shares were granted under the Plan in February 2001 at $1.1875 per share. (Note: above share price and share amounts are post-recapitalization)

(C)     COMPENSATION & MANAGEMENT DEVELOPMENT.

During 2001, the Board's Committee on Compensation and Management Development was comprised of Messrs. Marchi and Huntington. The Committee is responsible to provide an annual review of the President/CEO, recommend compensation and incentive changes with regard to the President/CEO and generally to offer guidance to the Board with regard to senior management organization, performance incentives and development.

(D)     OFFICER AND DIRECTOR STOCK OPTIONS.

The table below summarizes options to purchase shares, which have been issued to existing board members and executive officers under its stock option plans and were outstanding and exercisable, but not exercised as of June 30, 2001 (post-recapitalization basis):

      OFFICE/DIRECTOR          GRANT        STOCK OPTIONS
       & OPTION PLAN            DATE     OUTSTANDING (SHARES)  OPTIONS PRICE ($)
CRAIG DENNEY
   1999 LTISOP                    10/00                10,000            1.12500
   1996 Team Inc.                  3/98                20,000            1.09375

STEPHEN D. HUNTINGTON:
   1995 DSOP                       2/97                 2,000            1.25000
   1995 DSOP                       2/98                 2,000            1.38750
   1995 DSOP                       2/99                 2,000            1.93750
   1995 DSOP                       2/00                 2,000             .93750
   1995 DSOP                       2/01                 2,000            1.18750

JACK K. DANIELS:
   1995 DSOP                       2/98                 2,000            1.38750
   1995 DSOP                       2/99                 2,000            1.93750
   1995 DSOP                       2/01                 2,000            1.18750

JON MARCHI
   1995 DSOP                       2/99                 2,000            1.93750
   1995 DSOP                       2/00                 2,000             .93750
   1995 DSOP                       2/01                 2,000            1.18750

      OFFICE/DIRECTOR          GRANT        STOCK OPTIONS
       & OPTION PLAN            DATE     OUTSTANDING (SHARES)  OPTIONS PRICE ($)

BARBARA NEMECEK
   1995 DSOP                       2/01                 1,667            1.18750

EDWARD J. WETHERBEE
   1995 DSOP                       2/01                   667            1.18750

KEN L. THUERBACH
   1995 DSOP                       2/01                   667            1.18750

KIM CHAMPNEY
   1999 LTISOP                    10/00                30,000            1.12500
   1996 QSOP                       3/99                20,000            1.18750


Notes: No other options are outstanding to officers and directors. In 1995 and 1996, the Board reserved additional stock options solely for new business development incentive purposes for principal management contingent on the attainment of specific objectives and/or further Board approvals, (1) Team Incentive Plan--60,000 shares @ $1.09375; earned and issued in 1998 and (2) 1995 Special Stock Option Plan--6,000 shares @ $.6250, earned and issued in 1998 & 4,000 shares @ $.7500, not awarded. (shares and prices are post-recapitalization)
Current market bid/asked prices are $1.12 per share.
QSOP = Qualified Stock  Option Plan, DSOP = Director Stock Option Plan,
Team Inc = Team Incentive Plan, LTISOP = Long Term Incentive Stock Option Plan

(E) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN CONTROL ARRANGEMENTS.

Big Sky has an executive employment agreement with Mr. Champney that provides for a base compensation of $7,917 per month and to certain incentive stock options and cash bonuses under a schedule based upon performance and objectives, as awarded by the Board of Directors. Mr. Champney's agreement expired on June 30, 2001. Negotiations between Mr. Champney and the Board's Compensation and Management Development Committee are ongoing.

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                         BENEFICIAL OWNERS & MANAGEMENT

(A)     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table provides information, as of June 30, 2001, with respect to each person known to Big Sky to own beneficially more than five percent (5%) of the outstanding Common Stock:

        BENEFICIAL OWNER                      SHARES #      %CLASS
        Derby West Corp., LLC, Sheridan,       332,520       26.2
        WY (a)
        Northern Rockies Venture Fund (c)      114,286        9.0
        H. V. Holeman, Las Vegas, NV (b)       108,780        8.6
        Jon Marchi                              68,556        5.4


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

(c) Represents 1996 Series Common Stock acquired through the private placement in February 1999. Stephen Huntington, a Director of Big Sky, is a principal in Northern Rockies Venture Fund.

(B)     SECURITY OWNERSHIP OF MANAGEMENT

The following table provides information as of June 30, 2001 with respect to Common Stock beneficially owned by officers and directors of Big Sky:

               OFFICER OR DIRECTOR                     SHARES #       % CLASS
               JON MARCHI                                   68,556        5.4
               JACK K. DANIELS                              24,620        1.9
               STEPHEN D. HUNTINGTON                        15,600        1.2
               BARBARA H. NEMECEK                            6,667         .5
               EDWARD J. WETHERBEE                             667          -
               KEN L. THUERBACH                                667          -
               CRAIG DENNEY                                 51,420        4.1
               KIM B. CHAMPNEY                              55,300        4.4

               TOTAL MANAGEMENT OWNERSHIP                  223,497       17.6




(C)     CHANGES IN CONTROL.

There are no arrangements known to Big Sky that may result in a change of control of Big Sky.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)     TRANSACTIONS WITH INSIDERS

In March 1994, Big Sky leased land and a hangar and office facility from Jon Marchi, a director, officer and shareholder. On December 1, 1999 this lease was renewed and combined with another lease for a new general office building. Management believes that the terms of the leases were as favorable as those that could have been obtained from independent third parties. The lease extends for 15 years and contains a six-year option to extend and provides Big Sky four separate purchase options. Total payments under these leases were $80,453 and $57,789 in 2001 and 2000, respectively.

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

(ii) Big Sky agrees to furnish the Commission on request copies of instruments with respect to long-term debt , the amount of which debt does not exceed 10% of the total assets of Big Sky.

(iii) Big Sky has no indentures qualified under the Trust Indenture Act of 1939.

(9) VOTING TRUST AGREEMENTS - Big Sky has no voting trust agreements.

(10)  MATERIAL CONTRACTS.

(i)  Substantial Business Contracts.

(a) DOT Order 2001-6-22, issued June 25, 2001, provided for selection of Big Sky as Essential Air Service carrier for Moses Lake/Ephrata, Washington to Seattle through July 31, 2003 at an annual subsidy rate of $479,702.

(b) DOT Order 2000-12-21, issued December 22, 2000, provided for the reselection of Big Sky as Essential Air Service carrier to Harrison, Arkansas through November 30, 2001. This Order amends DOT Order 99-12-28 by revising the flight schedule between Harrison, St. Louis and Dallas/Ft. Worth.

(c) DOT Order 2000-11-11, issued November 13, 2000, provided for selection of Big Sky as Essential Air Service carrier at seven Montana points to the hub at Billings and one daily trip between Sidney and Bismarck from December 1, 2000 through November 30, 2002 at an annual subsidy rate of $4,697,222.

(d) DOT Order 99-12-28, issued December 29,1999, provided for selection of Big Sky as Essential Air Service carrier for eight points in Arkansas, Oklahoma, and Texas, with hub at Dallas, Texas, through November 30, 2001. See Exhibit 10 (c) to Company's report on Form 10-QSB filed February 14, 2000, incorporated herein by reference.

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

(b) The Employment Agreement between Big Sky and its President/CEO, Kim B. Champney, dated April 3, 1998, establishes a base salary of $7,917 per month with increases, and provides for certain performance based stock options. A copy of said Employment Agreement was filed with Big Sky's Form 10-KSB dated September 28, 1999, and is incorporated by reference.

(11) STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS - See attached financial statements, note 1.

(B) REPORTS ON FORM 8-K - No reports were filed on Form 8-K during the 12 month period ended June 30, 2001.

SIGNATURES:
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIG SKY TRANSPORTATION CO
     dba BIG SKY AIRLINES

/s/ Kim B. Champney
Kim B. Champney                                                                   September 27, 2001
Director, President & Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:

/s/ Jon Marchi
Jon Marchi
Director, Chairman                                                                September 27, 2001

/s/ Jack K. Daniels
Jack K. Daniels
Director, Vice Chairman                                                           September 27, 2001

/s/ Craig Denney
Craig Denney
Director, Executive VP/Secretary & Chief Operating Officer,                       September 27, 2001

/s/ Stephen D. Huntington
Stephen D. Huntington
Director, Assistant Secretary                                                     September 27, 2001

/s/ Ken L. Thuerbach
Ken L. Thuerbach
Director, Assistant Secretary                                                     September 27, 2001

/s/ Barbara H. Nemecek
Barbara H. Nemecek
Director, Assistant Treasurer                                                     September 27, 2001

/s/ Edward J. Wetherbee
Edward J. Wetherbee
Director, Assistant Treasurer                                                     September 27, 2001

/s/ James R. Tevlin
James R. Tevlin
Controller, Treasurer                                                             September 27, 2001

                           BIG SKY TRANSPORTATION CO.

                              FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

BIG SKY TRANSPORTATION CO.

Table of Contents
--------------------------------------------------------------------------
                                                                      Page
                                                                      ----
INDEPENDENT AUDITOR'S REPORT                                             1

FINANCIAL STATEMENTS

   Balance Sheets                                                        2
   Operations                                                            3
   Stockholders' Equity                                                  4
   Cash Flows                                                            5
   Notes to Financial Statements                                      6-17

                          INDEPENDENT AUDITOR'S REPORT

--------------------------------------------------------------------------------

The Board of Directors and Stockholders
Big Sky Transportation Co.
Billings, Montana

We have audited the accompanying balance sheets of BIG SKY TRANSPORTATION CO. as of June 30, 2001 and 2000 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the financial statements, a significant portion of the Company's revenues for the years ended June 30, 2001 and 2000 were derived from routes which are subsidized by the federal Essential Air Service (EAS) program.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BIG SKY TRANSPORTATION CO. as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ Eide Bailly LLP

Billings, Montana
August 29, 2001

BIG SKY TRANSPORTATION CO.
BALANCE SHEETS
JUNE 30, 2001 AND 2000

                                                                        2001          2000
                                                                    -----------    -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                      $        --    $        --
     Restricted cash                                                    137,500        137,500
     Accounts receivable, less allowance for doubtful receivables
         of $57,000 in 2001 and $7,200 in 2000                        2,368,090      2,295,134
     Income tax refund receivable                                        10,438         32,439
     Expendable parts and supplies                                      941,011        507,875
     Inventory held for sale                                                 --        108,765
     Prepaid expenses                                                   266,589        240,694
     Deferred income taxes                                               69,000         69,000
                                                                    -----------    -----------
             Total current assets                                     3,792,628      3,391,407
                                                                    -----------    -----------

OTHER ASSETS
     Deferred income taxes                                              531,000        365,000
     Deposits and other assets                                           56,650         79,954
                                                                    -----------    -----------
                                                                        587,650        444,954
                                                                    -----------    -----------

PROPERTY AND EQUIPMENT                                                3,379,850      3,002,376
                                                                    -----------    -----------

                                                                    $ 7,760,128    $ 6,838,737
                                                                    ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Note payable                                                   $ 1,414,058    $ 1,225,638
     Current maturities of long-term debt                               224,288        209,769
     Accounts payable                                                 2,208,786      1,301,677
     Accrued expenses                                                   920,922        825,887
     Traffic balances payable and unused tickets                        932,144        918,987
                                                                    -----------    -----------
             Total current liabilities                                5,700,198      4,481,958

LONG-TERM DEBT, less current maturities                               1,586,285      1,553,080
                                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, no par value
         Authorized, 20,000,000 shares
         Issued 1,252,112 shares in 2001
             and 1,248,102 shares in 2000                               819,125        815,375
     Additional paid-in capital                                         242,034        242,034
     Accumulated deficit                                               (563,661)      (229,857)
                                                                    -----------    -----------
                                                                        497,498        827,552

     Less treasury stock at cost (20,000 shares in 2001 and 2000)       (23,853)       (23,853)
                                                                    -----------    -----------
                                                                        473,645        803,699
                                                                    -----------    -----------

                                                                    $ 7,760,128    $ 6,838,737
                                                                    ===========    ===========


See notes to financial statements.                                            2

BIG SKY TRANSPORTATION CO.
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                                            2001             2000
                                                       ------------    ------------
OPERATING REVENUE
     Passenger                                         $ 13,321,353    $ 10,832,880
     Public service                                      11,170,732      10,739,560
     Cargo                                                  210,062         235,356
     Other                                                  434,056         118,106
                                                       ------------    ------------
         Total operating revenue                         25,136,203      21,925,902
                                                       ------------    ------------

OPERATING EXPENSES
     Flying operations                                   10,425,333       9,032,129
     Maintenance                                          5,622,635       5,725,122
     Traffic                                              5,602,259       4,747,369
     Depreciation and amortization                          381,907         330,295
     Marketing                                            1,923,377       1,680,853
     General and administrative                           1,385,039       1,255,285
                                                       ------------    ------------
         Total operating expenses                        25,340,550      22,771,053
                                                       ------------    ------------

LOSS FROM OPERATIONS                                       (204,347)       (845,151)

OTHER INCOME (EXPENSE)
     Interest expense                                      (286,167)       (262,602)
     Interest income                                         19,125          14,424
     Gain (loss) on inventory and equipment disposal        (28,415)            150
                                                       ------------    ------------

LOSS BEFORE INCOME TAXES                                   (499,804)     (1,093,179)

INCOME TAX BENEFIT                                         (166,000)       (369,000)
                                                       ------------    ------------

NET LOSS                                               $   (333,804)   $   (724,179)
                                                       ============    ============

BASIC LOSS PER COMMON SHARE                            $      (0.27)   $      (0.58)
                                                       ============    ============

DILUTED LOSS PER COMMON SHARE                          $      (0.27)   $      (0.58)
                                                       ============    ============




See notes to financial statements.                                            3

BIG SKY TRANSPORTATION CO.
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED JUNE 30, 2001 AND 2000

--------------------------------------------------------------------------------

                                                         ADDITIONAL                    RETAINED
                                 COMMON STOCK              PAID-IN       TREASURY      EARNINGS
                             SHARES          AMOUNT        CAPITAL        STOCK        (DEFICIT)        TOTAL
                           -----------    -----------    -----------   -----------    -----------    -----------
BALANCE,
    JUNE 30, 1999            1,245,302    $   814,225    $   242,034   $   (23,853)   $   494,322    $ 1,526,728
    Common stock issued          2,900          1,250             --            --             --          1,250
    Retirement of common
       stock                      (100)          (100)            --            --             --           (100)
    Net loss                        --             --             --            --       (724,179)      (724,179)
                           -----------    -----------    -----------   -----------    -----------    -----------

BALANCE,
    JUNE 30, 2000            1,248,102        815,375        242,034       (23,853)      (229,857)       803,699
    Common stock issued          4,010          3,750             --            --             --          3,750
    Net loss                        --             --             --            --       (333,804)      (333,804)
                           -----------    -----------    -----------   -----------    -----------    -----------

BALANCE,
    JUNE 30, 2001            1,252,112    $   819,125    $   242,034   $   (23,853)   $  (563,661)   $   473,645
                           ===========    ===========    ===========   ===========    ===========    ===========





See notes to financial statements.                                            4

BIG SKY TRANSPORTATION CO.
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001 AND 2000

--------------------------------------------------------------------------------

                                                                           2001          2000
                                                                       ------------   ------------
OPERATING ACTIVITIES
     Net loss                                                          $  (333,804)   $  (724,179)
     Charges and credits to net loss not affecting cash
         Depreciation and amortization                                     381,907        330,295
         (Gain) loss on sale of inventory and equipment                     28,415           (150)
         Deferred income taxes                                            (166,000)      (365,000)
     Changes in assets and liabilities
         Receivables                                                       (72,956)      (596,821)
         Expendable parts and supplies                                    (433,136)       (62,993)
         Inventory held for sale                                                --        (62,489)
         Prepaid expense                                                   (25,895)      (129,334)
         Deposits and other assets                                          23,304         97,037
         Accounts payable and accrued expenses                           1,002,144        675,054
         Traffic balances payable and unused tickets                        13,157        622,057
         Income taxes                                                       22,001          3,164
                                                                       -----------    -----------
NET CASH FROM (USED FOR) OPERATING ACTIVITIES                              439,137       (213,359)
                                                                       -----------    -----------

INVESTING ACTIVITIES
     Proceeds from sale of inventory and equipment                          50,350            267
     Property and equipment purchases                                     (729,383)      (332,229)
                                                                       -----------    -----------
NET CASH USED FOR INVESTING ACTIVITIES                                    (679,033)      (331,962)
                                                                       -----------    -----------

FINANCING ACTIVITIES
     Net borrowings on short-term note agreement                           188,420        525,638
     Proceeds from long-term debt borrowings                               259,500             --
     Payments on long-term debt, including capital lease obligations      (211,774)      (201,761)
     Payments to retire common stock                                            --           (100)
     Proceeds from issuance of common stock                                  3,750          1,250
                                                                       -----------    -----------
NET CASH FROM FINANCING ACTIVITIES                                         239,896        325,027
                                                                       -----------    -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         --       (220,294)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                  --        220,294
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $        --    $        --
                                                                       ===========    ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION
          Cash paid during the year
              Interest                                                 $   286,167    $   264,214
              Income taxes (refunds)                                       (22,001)         1,500
                                                                       ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES
         Inventory held for sale transferred to equipment              $    30,000    $        --
         Capital lease obligation incurred for use of building                  --        314,247
         Equipment transferred to inventory held for sale                       --         16,276
                                                                       ===========    ===========

See notes to financial statements.                                            5

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE 1 - BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES

Business Activity

The Company operates as a regional commuter air carrier, primarily providing scheduled passenger, freight, express package and charter services. At June 30, 2001, scheduled air service was provided to fourteen communities in Montana, Washington and North Dakota via its Billings, Montana hub and to ten cities in the south central United States via its Dallas, Texas hub. The two hub systems are connected via Denver, Colorado. Services between the Billings hub and seven isolated communities in central/eastern Montana are performed under contract with the U.S. Department of Transportation's Essential Air Services (EAS) program. In October 1998, the Company was selected as an emergency replacement air carrier and continues to provide EAS to eight points in Arkansas, Oklahoma, and Texas by the Department of Transportation. The Company operates daily scheduled flights intended to provide well-timed interline connecting service as well as convenient local market service.

Segment Information

The Company provides predominantly commuter air service, and accordingly, no segment information is provided.

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

The Company's cash balances are maintained at various financial institutions. At June 30, 2001, the total balance at any of the institutions was not in excess of federal insurance limits.

(continued on next page)                                                      6

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000

--------------------------------------------------------------------------------

Property and Equipment

Property and equipment is stated at cost. Depreciation of property and equipment and amortization of capitalized lease assets are computed using the straight-line and declining-balance methods over estimated useful lives ranging from 3 to 20 years.

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

Earnings Per share

Following is a reconciliation of the numerators and the denominators of the basic and diluted earnings per share:

                                                   YEAR ENDED JUNE 30, 2001
                                             -----------------------------------
                                                                      PER-SHARE
                                               AMOUNT       SHARES      LOSS
                                             ----------------------  -----------

     BASIC EARNINGS PER SHARE
         NET LOSS                            $(333,804)   1,252,112   $  (0.27)
                                                                      ========

     EFFECT OF DILUTIVE SECURITIES OPTIONS          --        4,424
                                             ---------    ---------
     DILUTED EARNINGS PER SHARE

         NET LOSS                            $(333,804)   1,256,536   $  (0.27)
                                             =========    =========   ========

(continued on next page)                                                      7

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000

--------------------------------------------------------------------------------

                                                   Year Ended June 30, 2000
                                             -----------------------------------
                                                                      Per-share
                                               Amount       Shares      Loss
                                             ----------------------  -----------
     Basic earnings per share
         Net loss                            $(724,179)   1,246,702   $  (0.58)
                                                                      ========
     Effect of dilutive securities options   $      --        1,605
                                             ---------    ---------
     Diluted earnings per share
         Net loss                            $(724,179)   1,248,307   $  (0.58)
                                             =========    =========   ========


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

Stock-Based Compensation

A new method of accounting for stock-based compensation arrangements with employees has been set forth in SFAS No. 123 "Accounting for Stock-Based Compensation." The method is a fair value based method rather than the intrinsic value based method that is contained in Accounting Principles Board Opinion No. 25 ("Opinion 25"). However, under SFAS No. 123 entities are allowed to continue to use the Opinion 25 method or to adopt the SFAS No. 123 fair value based method. The SFAS No. 123 fair value based method is considered by the FASB to be preferable to the Opinion 25 method, and thus, once the fair value based method is adopted, an entity cannot change back to the Opinion 25 method. Also, the selected method applies to all of an entity's compensation plans and transactions. The Company has not adopted the fair value based method of accounting and continues to use the intrinsic value based method contained in Opinion 25.

Advertising Costs

Advertising costs are expensed as incurred. The Company incurred $283,724 and $268,943 for advertising costs in 2001 and 2000, respectively.

(continued on next page)                                                      8

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE 2 - RESTRICTED CASH

At June 30, 2001 and 2000, restricted cash includes $87,500 of certificates of deposit pledged toward letters of credit provided to lessors as security on aircraft leases and a $50,000 certificate of deposit as security on the leased hangar facility for the benefit of a related party.

NOTE 3 - PROPERTY AND EQUIPMENT

                                                          2001          2000
                                                      -----------    -----------
     Flight equipment                                 $ 3,099,565    $ 2,494,691
     Facility under capital lease                         656,541        656,541
     Other property and equipment                         718,937        566,976
                                                      -----------    -----------
                                                        4,475,043      3,718,208
     Less accumulated depreciation and amortization    (1,095,193)      (715,832)
                                                      -----------    -----------
                                                      $ 3,379,850    $ 3,002,376
                                                      ===========    ===========

NOTE 4 - ACCRUED EXPENSES

                                                           2001           2000
                                                         --------       --------
     Engine hot-end inspections                          $222,550       $227,731
     Vacation                                             195,816        174,569
     Payroll and payroll taxes                            366,652        258,208
     Property taxes                                        70,085         99,450
     Other                                                 65,819         65,929
                                                         --------       --------
                                                         $920,922       $825,887
                                                         ========       ========

NOTE 5 - NOTE PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                      2001           2000
                                                                                   ----------   -----------
     8.78% installment note, due in monthly payments of $14,077, including interest, through December 2005, secured by
         flight equipment                                                          $  929,672   $1,012,962

     Capitalized lease obligation, at imputed interest rate of 8.5%,
         secured by leased assets - Note 8                                            549,184      569,867

     9% installment note, due in monthly payments of $7,670,
         including interest, through June 2004, secured by
         flight equipment                                                             241,200            -

     Prime + 1.5% installment note, due in monthly payments of $2,088, including interest, through June 2004, secured by
         equipment                                                                     65,421       83,507

(continued on next page)                                                       9

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000

--------------------------------------------------------------------------------


     12% installment note, due in monthly payments of $863,
         including interest, through March 2003, secured by
         other equipment                                                       16,241             --

     9.5%installment note, due in monthly payments of $4,495, including interest, through August 2001, secured by accounts receivable

                                                                                8,855         59,323

     9.75% installment note, due in monthly payments of $4,821, including interest, through February 2001, secured by
         equipment
                                                                                   --         37,190
                                                                          -----------    -----------
                                                                            1,810,573      1,762,849
                  Less current maturities                                    (224,288)      (209,769)
                                                                          -----------    -----------
                                                                          $ 1,586,285    $ 1,553,080
                                                                          ===========    ===========

The Company has obtained a $1,500,000 line of credit which matures November 1, 2001, and is secured by inventories and equipment. Advances bear interest at prime plus 1.5%. There were borrowings outstanding of $1,414,058 and $1,225,638 on the line of credit as of June 30, 2001 and 2000, respectively.

Long-term debt maturities are as follows:


                 Years Ending June 30,                                  Amount
                 ----------------------                               ----------
                     2002                                            $   224,288
                     2003                                                233,008
                     2004                                                246,504
                     2005                                                147,283
                     2006                                                544,597
                     Thereafter                                          414,893
                                                                     -----------
                                                                     $ 1,810,573
                                                                     ===========


NOTE 6 - INCOME TAXES

Income tax benefit consists of the following:

                                        2001             2000
                                     ---------         ---------
     Current
         Federal                     $      --         $      --
         State                              --            (4,000)
                                     ---------         ---------
                                            --            (4,000)
                                     ---------         ---------

     Deferred
         Federal - current benefit    (139,000)         (322,000)
         State - current benefit       (27,000)          (43,000)
                                     ---------         ---------
                                      (166,000)         (365,000)
                                     ---------         ---------

                                     $(166,000)        $(369,000)
                                     =========         =========



(continued on next page)                                                     10

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000


--------------------------------------------------------------------------------

Actual tax benefit differed from the expected tax expense computed by applying the U.S. Federal corporate tax rate of 34% to earnings before income taxes as follows:

                                                                2001        2000
                                                             ----------   ----------
     Computed "expected" tax expense                         $(170,000)   $(372,000)
     State income taxes (net of Federal income tax effect)     (27,000)     (55,000)
     Other non-deductible expenses                              31,000       58,000
                                                             ---------    ---------
                                                             $(166,000)   $(369,000)
                                                             =========    =========


The tax effects of temporary differences (i.e., amounts that will result in taxable or deductible amounts in future years) that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                                           2001          2000
                                                                        -----------    -----------
     Deferred tax assets
          Accounts receivable, due to allowance for doubtful accounts   $    22,000    $     2,800
          Inventory held for sale, due to basis adjustment                       --          4,000
          Accrued overhauls and hot-end inspections                          86,000         88,000
          Compensated absences                                               75,600         67,400
          Net operating loss carryforwards                                1,312,000      1,085,000
          Investment tax credit carryforwards                                    --         20,400
          AMT credit carryforwards                                            1,000          1,000
                                                                        -----------    -----------
              Total gross deferred tax assets                             1,496,600      1,268,600
                  Less valuation allowance                                 (583,600)      (583,600)
                                                                        -----------    -----------
              Net deferred tax assets                                       913,000        685,000
                                                                        -----------    -----------

     Deferred tax liabilities
          Property and equipment, due to differences in depreciation        313,000        251,000
                                                                        -----------    -----------
     Net deferred tax asset                                             $   600,000    $   434,000
                                                                        ===========    ===========


In assessing the necessity for a valuation allowance for deferred tax assets, management considers whether it is "more likely than not" that some portion or all of these future deductible amounts will be realized as a refund or reduction in current taxes payable. Management has not recorded the full benefit of these deferred tax assets due to the uncertainty related to these future deductible amounts. The ultimate realization of deferred tax assets is dependent upon the existence of, or generation of, taxable income in the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

(continued on next page)                                                     11

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000

--------------------------------------------------------------------------------

The net operating loss (NOL) carryforwards, which comprise a majority of the Company's unrecognized net deferred tax asset, expire approximately as follows:


     Year Expiring            Amount
     -------------          ----------
          2004              $1,075,000
          2005                 148,000
          2006                  58,000
          2009                 111,000
          2011                   6,000
          2019                 528,000
          2020               1,153,000
          2021                 517,000
                            ----------
                            $3,596,000
                            ==========


The realization of these NOL carryforwards is dependent upon generating taxable income prior to the related year of NOL expiration. The amount of NOL carryforward that may be utilized in any future tax year may also be subject to certain limitations, including limitations as a result of certain stockholder ownership changes in which may be beyond the control of the Company.

The provisions of Fresh Start reporting require any benefits realized from the pre-Fresh Start deferred tax assets be recorded first as a reduction of excess reorganization value and thereafter as a direct addition to paid-in capital. Any tax benefits relating to the valuation allowance for deferred tax assets as of June 30, 2001 which are subsequently realized would be allocated as follows:


     Excess reorganization value           $     --
     Additional paid-in capital             635,769
                                           --------
                                           $635,769
                                           ========

NOTE 7 - ROUTES AND SUBSIDIES

The Department of Transportation (DOT) subsidizes a majority of routes flown by the Company under the federal EAS program. The DOT issues an order which specifies an annual subsidy rate covering a specified contract period. This annual rate is based on seats available and departures flown and as such, the actual subsidy received is subject to actual flights completed within specified limits. EAS subsidy revenue for the fiscal years ended June 30, 2001 and 2000 was $11,170,732 and $10,739,560, respectively (See Note 11). These subsidy amounts represent 44% and 49% of all revenues for each of the years ended June 30, 2001 and 2000, respectively.

The Company's current EAS contract in the southern states expires November 30, 2001. The Company's agreement in the northern states expires November 30, 2002. The Company has implemented significant growth and diversification strategies through the finalization of an enhanced EAS contract and through service of new routes in Denver, western Montana and eastern Washington to reduce the reliance on revenues from EAS subsidies. There can be no assurance, however, that such strategies or specific opportunities will substantially reduce the reliance on future EAS subsidies. The financial statements do not reflect any adjustments that may result from an unfavorable resolution of any future contracts.

(continued on next page)                                                   12

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE 8 - LEASES

Operating Leases

As of June 30, 2001, the Company leased office facilities, land and Metroliner 23 and Metroliner III aircraft.

The following is a schedule of future minimum rental payments for the operating leases which have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2001:

     Years Ending June 30,
     2002                         $ 3,122,450
     2003                           2,804,939
     2004                           2,288,896
     2005                           1,510,106
     2006                           1,267,820
     Thereafter                       839,580
                                  -----------
                                  $11,833,791
                                  ===========


Rental expense under operating leases charged to operations was $3,547,678 and $3,451,862 for the years ended June 30, 2001 and 2000, respectively.

Capital Leases

On March 1, 1994, the Company entered into a lease agreement ("Lease") with, Jon Marchi, a member of the Board of Directors ("Member"). The Lease is comprised of two components. The first provides for an assumption of a lease for airport land between the Member and the City of Billings. The term of the airport land sublease is 26 years and provides for an annual adjustment of the rental amount based on increases in the Consumer Price Index. The annual lease amount at June 30, 2001 was $12,784.

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

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000

--------------------------------------------------------------------------------

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

Future minimum lease payments under the capital leases and the present value of future minimum capital lease payments as of June 30, 2001 are as follows:

Years Ending June 30,
     2002                                               $  68,328
     2003                                                  68,328
     2004                                                  68,328
     2005                                                  68,328
     2006                                                 427,138
                                                        ---------
     Total minimum lease payments                         700,450
     Less interest                                       (151,266)
                                                        ---------
     Present value of minimum lease payments - Note 5   $ 549,184
                                                        =========


The carrying value of the facility under capital leases net of accumulated amortization was $605,212 and $637,714 at June 30, 2001 and 2000, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company leases land, a hangar and an office facility from a member of the Board of Directors (See Note 8). The Company believes the terms of the leases are at least as favorable as those that could have been obtained from independent third parties. Total payments under these leases, for the years ended June 30, 2001 and 2000 were approximately $81,000 and $62,000, respectively.

(continued on next page)                                                   14

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000

--------------------------------------------------------------------------------

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

In February 2000, the stockholders approved the 1999 Long-Term Incentive and Stock Option Plan ("1999 Plan") under which stock options and stock appreciation rights may be awarded to key employees and directors at a price not less than market value at date of grant. The maximum number of shares subject to the plan is 500,000 shares but may at no time exceed 12.5% of the current outstanding common stock of the Company, on a fully diluted basis. 40,000 and -0- stock options were awarded under the 1999 Plan during the years ended June 30, 2001 and 2000, respectively.

Changes in stock options issued under these fixed stock option plans are as follows:

                                                     2001                                  2000
                                      -----------------------------------    ---------------------------------
                                                             Weighted-                             Weighted-
                                                              Average                              Average
                                            Shares        Exercise Price          Shares        Exercise Price
                                      ----------------   -----------------------------------   -----------------
Outstanding, beginning of year                  72,067         $   1.22            68,067             $   1.22
Granted                                         49,001             1.13             8,000                 0.94
Exercised                                       (4,000)            0.94            (2,000)                0.63
Canceled                                        (4,067)            1.11            (2,000)                0.63
                                      ----------------   --------------      ------------       --------------
Outstanding, end of year                       113,001         $   1.20            72,067             $   1.22
                                      ================   ==============      ============       ==============

Range of exercise prices                  $.93 to 1.94                       $.93 to 1.94

Options exercisable, end of year               113,001                             72,067
                                      ================                       ============









(continued on next page)                                                     15

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000

--------------------------------------------------------------------------------

Summarized information about fixed stock options at June 30, 2001 is as follows:

                            Options Outstanding                                     Options Exercisable
   ----------------------------------------------------------------------    ----------------------------------
                                          Weighted-
                                           Average
                          Number          Remaining         Weighted-            Number           Weighted-
        Exercise       Outstanding at    Contractual         Average         Exercisable at        Average
         Prices        June 30, 2001         Life         Exercise Price      June 30, 2001     Exercise Price
     --------------  ----------------------------------  -----------------  ------------------------------------
      $       0.94             6,000        3.5               $   0.94               6,000          $   0.94
              1.09            20,000        1.5                   1.09              20,000              1.09
              1.13            44,000        4.2                   1.13              44,000              1.13
              1.19            29,001        3.1                   1.19              29,001              1.19
              1.39             6,000        1.5                   1.39               6,000              1.39
              1.94             8,000        2.5                   1.94               8,000              1.94
                     ----------------  ----------------  -----------------  ------------------ -----------------

      $.94 to 1.94           113,001        3.1               $   1.20             113,001          $   1.20
                     ================  ================  =================  ================== =================


The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost of $-0- has been recognized for the options granted in 2001 and 2000. Had compensation cost been determined consistent with the method of FASB Statement No. 123, the fair value of the options estimated on the date of grant would have been $13,700 and $2,000 in 2001 and 2000, respectively. Accordingly, the Company's 2001 and 2000 net loss and loss per share would have been increased to proforma amounts of $(347,504) and $(.28) and $(726,179) and $(.58), respectively. The fair value of the options on the date of grant is estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 10%, risk free interest rate of 6%, expected lives of 4.5 years and no expected dividends.

NOTE 11 - BUSINESS AND CREDIT CONCENTRATIONS

At June 30, 2001, principally all of the Company's scheduled air service communities are located in Montana, Arkansas, Oklahoma and Texas and fifteen are covered by EAS subsidies. No single customer accounted for more than five percent of the Company's revenues in any year except for the EAS subsidy received from the DOT. In October 1996 Congress passed the Rural Air Service Survival Act, which extended the EAS program indefinitely and provided total annual funding of $50 million.

Accounts receivable from the DOT was $1,087,294 and $1,060,804, or 230% and 132% of total stockholders' equity at June 30, 2001 and 2000, respectively. The majority of passengers carried by the Company are ticketed by other airlines and travel agencies. Five airlines comprise the majority of passenger related accounts receivable.

The Company is a party to two collective bargaining agreements covering certain of its employees. Mechanics are covered under an agreement with the International Association of Machinists & Aerospace Workers that expires on May 1, 2003. Pilots and dispatchers are covered under an agreement with the United Transportation Union that expires on January 1, 2004.

(continued on next page)                                                    16

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001 AND 2000

--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Reorganization Plan

Under the Reorganization Plan the Company may not pay any cash dividend unless all claims under the Plan, including secured claims, are satisfied in full under the terms of the Reorganization Plan. The claims under the Reorganization Plan have been satisfied as of June 30, 2001 and 2000, except for a remaining secured obligation described in the Plan to the Federal Aviation Administration. That obligation is set forth in separate secured debt documents and amendments thereto that continue irrespective of the Plan.

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

NOTE 14 - RETIREMENT PLAN

The Company has a 401(k) profit sharing plan covering substantially all of its employees. The Company matches 30 percent of the eligible employee contributions. The Company's contributions for the years ended June 30, 2001 and 2000 were approximately $26,000 and $22,000, respectively.

NOTE 15 - RECLASSIFICATIONS

Reclassifications have been made to the 2000 financial statements to conform to the format used in 2001. The reclassifications did not change the net loss or stockholders' equity.