Form 10QSB
period 2001-09-30
BIG SKY TRANSPORTATION CO
filed 2001-11-13
CIK 313522

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-QSB

         [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2001

         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

                  for the transition period ______ to _________

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

                               1601 AVIATION PLACE
                      BILLINGS LOGAN INTERNATIONAL AIRPORT
                               BILLINGS, MT 59105
                                 (406) 247-3910
              (address of registrant's principal executive offices)

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

                  SHARES OUTSTANDING: At September 30, 2001: 1,252,112

                           BIG SKY TRANSPORTATION CO.
                                   FORM 10-QSB

                     For the Period Ended September 30, 2001

                                    CONTENTS

Part I      Financial Information

Item 1.     Financial Statements (condensed format):

            Balance Sheets
                     September 30, 2001 and
                     June 30, 2001 ...........................................3

            Income Statements
                     Three months ended
                     September 30, 2000 and 2001..............................4

            Cash Flow Statements
                     Three months ended September 30, 2000 and 2001...........5

Item 2.     Management's Discussion and Analysis or Plan of Operation.......6-9

Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K.................................10


                          PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           BIG SKY TRANSPORTATION CO.
                                 Balance Sheets


                                                                 September 30, 2001     June 30, 2001
                                                                     (unaudited)          (audited)
                                                                 ------------------   ---------------
Assets
Current Assets
     Restricted Cash                                                $   137,500          $   137,500
     Accounts Receivable, net                                         1,207,163            2,378,528
     Expendable parts & supplies, at cost                               960,115              941,011
     Prepaid expenses                                                   410,283              266,589
     Deferred income taxes & other                                       69,000               69,000
                                                                    -----------          -----------

     Total Current Assets                                             2,784,061            3,792,628

Property and Equipment, net                                           3,317,648            3,379,850

Deferred Income Taxes & Other                                           705,700              587,650

Total Assets                                                        $ 6,807,409          $ 7,760,128
                                                                    ===========          ===========

Liabilities & Stockholders' Equity
Current Liabilities
     Current maturities of long-term debt                           $   220,318          $   224,288
     Notes payable                                                      986,648            1,414,058
     Accounts payable                                                 1,892,739            2,208,786
     Accrued expenses                                                   858,022              920,922
     Traffic balances & unused tickets                                1,002,778              932,144
                                                                    -----------          -----------

     Total Current Liabilities                                        4,960,505            5,700,198

Long-Term Debt, Excluding Current Installments                        1,529,337            1,586,285

Stockholders' Equity
    Common stock of no par value;
      (20,000,000 shares authorized 1,252,112 shares issued &
      outstanding)                                                      819,125              819,125
    Additional paid-in capital                                          242,034              242,034
    Accumulated deficit                                                (719,739)            (563,661)
        Less treasury stock (20,000 shares, at cost)                    (23,853)             (23,853)
                                                                    -----------          -----------
    Stockholders' Equity                                                317,567              473,645
                                                                    -----------          -----------
    Total Liabilities & Stockholder's Equity                        $ 6,807,409          $ 7,760,128
                                                                    ===========          ===========

                           BIG SKY TRANSPORTATION CO.
                                Income Statements
                                   (unaudited)


                                                      Three Months Ended
                                                         September 30,
                                                    2001                2000
                                                ------------        -----------
      Operating Revenues:
      Passenger                                 $  3,203,744        $ 3,178,968
          Cargo                                       38,413             48,209
          Public service                           2,961,394          2,731,035
          Other                                      137,488             30,916
                                                ------------        -----------
          Total                                    6,341,039          5,989,128

      Operating Expenses:
          Flying                                   2,777,924          2,353,556
          Maintenance                              1,541,102          1,340,800
          Traffic                                  1,524,065          1,317,721
          Marketing                                  461,327            440,415
          General/Administrative                     322,470            305,010
          Depreciation                               115,645             87,085
                                                ------------        -----------
          Total                                    6,742,533          5,844,587

      Operating income (loss)                       (401,494)           144,541

      Other Income (Expense)
          Federal Air Stabilization
            Act Assistance                           253,253                 --
          Interest, net                              (73,383)           (49,398)
          Capital gain                                  (983)               250
                                                ------------        -----------
          Total                                      178,887            (49,148)

      Income (loss) before taxes                    (222,607)            95,393

      Income tax provision (benefit)                 (66,529)            51,138
                                                ------------        -----------

      Net income (loss)                         $   (156,078)       $    44,255
                                                ============        ===========

      Per share data:
      Basic earnings (loss) per common
         share                                  $       (.12)       $       .04
                                                ============        ===========

      Diluted earnings (loss) per common
         share                                  $       (.12)       $       .04
                                                ============        ===========


                           BIG SKY TRANSPORTATION CO.
                              Cash Flow Statements
                                   (unaudited)


                                          Three Months Ended
                                            September 30,
                                         2001           2000
                                      ---------      ---------
Net cash provided (used):
          By operations               $ 541,771      $(294,576)
          By investing activities       (53,443)      (107,426)
          By financing activities      (488,328)       402,002
                                      ---------      ---------
Increase in cash                             --             --
Cash at beginning of period                  --             --
                                      ---------      ---------
Cash at end of period                 $      --      $      --
                                      =========      =========

                     PART I. FINANCIAL INFORMATION, ITEM 2.

                           BIG SKY TRANSPORTATION CO.
                     Management's Discussion and Analysis or
                                Plan of Operation

Summary of Airline Operating Statistics:

                                                       Three Months Ended
                                                         September 30,
                                                     2001               2000
                                                   ----------------------------

Passengers carried                                     35,610           36,410

Average passenger trip (miles)                            294              304

Revenue passenger miles                            10,463,611       11,078,387

Available seat miles                               30,107,761       26,881,770

Passenger load factor (%)                               34.75            41.21

Aircraft miles                                      1,584,619        1,414,830

Yield per revenue passenger mile (cents)
                                                        30.62            28.70

Freight pounds enplaned                                39,194           49,275

Operating cost per available seat mile (cents)
                                                        22.39            21.74

Operating break-even load factor (%)                    36.95            40.22

Analysis of Results for the Three Months Ended
September 30, 2000 and 2001:


The terrorist activities of September 11, 2001 had a negative impact on Big Sky Transportation's ("Big Sky") operations. Management estimates that the federal ground stop order, which effectively suspended operations for approximately 4 days, along with decreased passenger demand resulted in approximately $400,000 in lost revenue during the period September 11-30, 2001. Big Sky received $253,253 in initial federal aid from the Air Transportation System Safety and Stabilization Act (the "Act") that partially offset these lost revenues. Big Sky expects to receive another $253,000 in federal aid under the Act by early 2002. While the long-term effects of the terrorist activities are not readily determinable, management believes that decreased passenger demand will continue into the second fiscal quarter of 2002, although not to the extent experienced in September 2001. The Act also provided an authorization for Essential Air Service ("EAS") subsidy funding at $120 million for the period October 1, 2001 to September 30, 2002, that is substantially greater than the $50 million EAS subsidy level authorized prior to the events of September 11, 2001. The ultimate amount of funding is subject to congressional appropriation which has not yet been established. Big Sky would be eligible for any additional subsidy funding that may occur to offset the decreased passenger demand. Management believes that liability insurance premiums and security expenses will increase during the remainder of the fiscal year as expenses and losses related to terrorist activities are spread among passenger air carriers. The Act contains provisions that may provide federal aid to partially offset the increased insurance premiums and to fund the increased security costs.

Big Sky's operating results, excluding the September 11, 2001 terrorist activities, reflect year-over-year increases in operating expenses, most notably payroll, aircraft ownership and maintenance expense, that have exceeded increases in revenue. In late July 2001, Big Sky began service from Moses Lake, WA to Seattle and Spokane under a new EAS contract. This new service partially accounts for the increases in operating expenses referred to above. Preliminary results, from inception of service to September 11, 2001, met management's expectations.

The combined impact of the September 11, 2001 terrorist activities, new Moses Lake service and a general slowdown in the U.S. economy resulted in an operating loss of $401,494 for the three months ended September 30, 2001 compared with operating income of $144,541 for the same period in the prior year. It is important to note that under accounting rules set forth by the Financial Accounting Standards Board's Emerging Issues Task Force, the $253,253 in federal assistance under the Act is classified as non-operating income.

                                Three Months Ended
                                    September 30
                              2001           2000
                           (unaudited)    (unaudited)      Change         %
                           -----------    -----------     ---------     ------
Operating Revenues:
    Passenger               $3,203,744     $3,178,968     $  24,776        1
    Cargo                       38,413         48,209        (9,796)     (20)
    Public service           2,961,394      2,731,035       230,359        8
    Other                      137,488         30,916       106,572       --
                            ----------     ----------     ---------
    Total                   $6,341,039     $5,989,128     $ 351,911        6
                            ==========     ==========     =========


The modest 1% increase in passenger revenues reflects new Moses Lake service and growth in existing markets offset by the September 11, 2001 events described above. The increase in public service revenues is due to an increase in subsidy rates, effective December 1, 2000, for Big Sky's northern EAS route system, new Moses Lake service, and a higher year-over-year flight completion percentage. The increase in other revenues is due primarily to funds received under an agreement with Lea County, New Mexico whereby the county will provide an operating subsidy (not to exceed $35,000 per month) based on a number of factors including flight completion, passenger revenue and allocable expenses. Included in other revenue is approximately $100,000 related to this agreement.




                             Three Months Ended
                                September 30
                             2001          2000
                          (unaudited)    (unaudited)      Change        %
                          ----------     ----------     ----------   -------
Operating Expenses:
   Flying                 $2,777,924     $2,353,556     $  424,368     18
   Maintenance             1,541,102      1,340,800        200,302     15
   Traffic                 1,524,065      1,317,721        206,344     16
   Marketing                 461,327        440,415         20,912      5
   General/Admin             322,470        305,010         17,460      6
   Depreciation              115,645         87,085         28,560     33
                          ----------     ----------     ----------
   Total                  $6,742,533     $5,844,587     $  897,946     15
                          ==========     ==========     ==========


The increase in flying operations expense is attributable to increased pilot payroll, fuel and aircraft ownership (e.g., lease, property taxes, insurance) expenses. Pilot payroll and fuel expense increases are primarily attributable to and consistent with additional flight hours associated with new Moses Lake services. Aircraft ownership expenses reflect the addition of two leased aircraft in the second half of fiscal 2001. Fuel prices decreased slightly on a year-over-year basis.

The increase in maintenance expense is due to higher payroll expenses, airframe and avionics repairs, maintenance material consumption and engine reserves. The increase in payroll expense is due partially to the opening of a new maintenance facility in Ponca City, OK in October 2000. This facility replaces a maintenance facility located in the southern region that was closed in April 2000. Wing spar inspection and repair on two aircraft contributed approximately $86,000 in incremental airframe expense. The increases in avionics, maintenance materials and engine reserves reflect the addition of two leased aircraft and higher year-over-year flight hours.

The increase in traffic servicing expense is due in part to additional traffic associated with new Moses Lake service and additional service to Denver. Also contributing to the rise in traffic servicing was an increase in Big Sky's passenger liability insurance.

The increases in marketing and general and administrative expense are consistent with the above increases in passenger traffic.

The increase in depreciation is attributable to the purchase of an additional spare engine, leasehold improvements associated with leased aircraft and gate facilities in Dallas and the purchase of customer reservation software.

Liquidity and Capital Resources:

A review of current liquidity and capital resources are as follows:


                                      Working Capital       Current Ratio
                                      ---------------       -------------
Year-end June 30, 2001                 $ (1,907,570)            0.67:1
Period-ending September 30, 2001       $ (2,176,444)            0.56:1

                                      Long-term Debt             Stockholder's
                                 (excluding current portion)        Equity
                                 ---------------------------        ------
Year-end June 30, 2001                  $1,586,285                 $473,645
Period-ending September 30, 2001        $1,529,337                 $317,567

Cash provided by operations for the three months ended September 30, 2001 was $541,771. Cash used in investing and financing activities was $53,443 and $488,328, respectively during the period.

Big Sky has established a line of credit through First Interstate Bank and Trust Co. of Billings for an amount of up to $1,500,000. Big Sky uses the line to supplement timing differences in cash flows. The maximum amount drawn on the line of credit during the quarter was $1,500,000 compared to a low of $423,096. The losses over the past two years have required Big Sky to increase the use of the line of credit. Management is evaluating options to increase Big Sky's capitalization to reduce its reliance on the line of credit.

                           PART II. OTHER INFORMATION

                           BIG SKY TRANSPORTATION CO.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


A)       Material Contracts

         DOT Order 2001-9-17, issued September 25, 2001, authorizing Big Sky Transportation to modify its existing service pattern at Harrison, Arkansas with three round trip flights each weekday and weekend via Hot Springs, Arkansas to Dallas/Ft. Worth beginning October 1, 2001.

B)       Reports of Form 8-K

         No reports on Form 8-K were filed during the September 30, 2001 quarter.

                           BIG SKY TRANSPORTATION CO.
                                    Signature


The Registrant, by the undersigned, has signed this report in accordance with the requirements of the Securities Exchange Act of 1934.


BIG SKY TRANSPORTATION CO.
-----------------------------
       Registrant



By: /s/ Kim B. Champney
   --------------------------
       President & CEO


November 14, 2001