Form 10QSB
period 2001-12-31
BIG SKY TRANSPORTATION CO
filed 2002-02-14
CIK 313522

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended December 31, 2001

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE
            EXCHANGE ACT

                for the transition period ____________ to ____________

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

               SHARES OUTSTANDING: At December 31, 2001: 1,252,112


================================================================================

                           BIG SKY TRANSPORTATION CO.
                                   FORM 10-QSB

                     For the Period-Ended December 31, 2001

                                    CONTENTS

Part I         Financial Information

Item 1.        Financial Statements (condensed format):

               Balance Sheets
                      December 31, 2001 and
                      June 30, 2001 ...................................................3

               Income Statements
                      Three and Six months ended
                      December 31, 2000 and 2001.......................................4

               Cash Flow Statements
                      Six months ended December 31, 2000 and 2001......................5

Item 2.        Management's Discussion and Analysis or Plan of Operation............6-12

Part II        Other Information

Item 6.        Exhibits and Reports on Form 8-K.......................................13

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           BIG SKY TRANSPORTATION CO.
                                 Balance Sheets


                                                     December 31, 2001    June 30, 2001
                                                        (unaudited)         (audited)
                                                     -----------------   ---------------
Assets
Current Assets
     Cash                                              $           --    $           --
     Restricted cash                                          183,672           137,500
     Accounts receivable, net                               2,106,417         2,378,528
     Expendable parts & supplies, at cost                   1,114,958           941,011
     Prepaid expenses                                         398,951           266,589
     Assets held for liquidation                                   --                --
     Deferred income taxes                                     69,000            69,000
                                                       --------------    --------------
     Total Current Assets                                   3,872,998         3,792,628

Property and Equipment, net                                 3,212,114         3,379,850

Deferred Income Taxes & Other                                 694,992           587,650

     Total Assets                                      $    7,780,104    $    7,760,128
                                                       ==============    ==============

Liabilities & Stockholders' Equity
Current Liabilities
     Current maturities of long-term debt              $      201,829    $      224,288
     Notes payable                                          1,351,602         1,414,058
     Accounts payable                                       2,496,779         2,208,786
     Accrued expenses                                       1,152,668           920,922
     Traffic balances & unused tickets                        804,118           932,144
                                                       --------------    --------------

     Total Current Liabilities                              6,006,996         5,700,198

long-term Debt, Excluding Current Installments              1,494,585         1,586,285
Other liabilities                                                  --                --

Stockholders' Equity
    Common stock of no par value;
     (20,000,000 shares authorized, 1,252,112
     shares issued and outstanding                            819,125           819,125
    Additional paid-in capital                                242,034           242,034
 Accumulated deficit                                         (758,783)         (563,661)
        Less treasury stock (20,000 shares, at cost)          (23,853)          (23,853)
                                                       --------------    --------------
    Stockholders' Equity                                      278,523           473,645
                                                       --------------    --------------
    Total Liabilities & Stockholder's Equity           $    7,780,104    $    7,760,128
                                                       ==============    ==============

                           BIG SKY TRANSPORTATION CO.
                                Income Statements
                                   (unaudited)


                             Three Months Ended                    Six Months Ended
                                December 31,                         December 31,
                         ----------------------------       -------------------------------
                            2001            2000                 2001             2000
                         ------------    ------------       ---------------    ------------
Operating Revenues:
    Passenger              $2,970,435     $3,391,965           $ 6,174,179     $ 6,570,933
    Cargo                      20,887         88,590                59,301         136,799
    Public service          3,708,883      2,694,996             6,670,278       5,426,031
    Other                     137,900        197,022               275,388         227,938
                         -------------   ------------       ---------------    ------------
    Total                   6,838,105      6,372,573            13,179,146      12,361,701
                         -------------   ------------       ---------------    ------------

Operating Expenses:
    Flying                  2,658,948      2,703,285             5,436,872       5,056,841
    Maintenance             1,647,759      1,347,401             3,188,863       2,688,201
    Traffic                 1,524,059      1,385,531             3,048,124       2,703,252
    Marketing                 411,171        508,749               872,497         949,164
    General/Admin.            359,147        333,521               681,617         638,531
    Depreciation              122,313         92,574               237,957         179,659
                        --------------   ------------       ---------------    ------------
    Total                   6,723,397      6,371,061            13,465,930      12,215,648
                        --------------   ------------       ---------------    ------------

Operating income (loss)       114,708          1,512              (286,784)        146,053

Other Income (Expense)
    Interest, net             (69,795)       (81,923)             (143,177)       (131,321)
    Income Nontransp.         (74,915)                             178,338
    Capital gain (loss)        (9,046)            --               (10,029)            250
                        --------------   ------------       ---------------    ------------
    Total                    (153,756)       (81,923)               25,132        (131,071)
                        --------------   ------------       ---------------    ------------

Income (loss) before
  taxes                       (39,048)       (80,411)             (261,652)         14,982

Income tax provision
  (benefit)                         0        (44,995)              (66,529)          6,143
                        --------------   ------------       ---------------    ------------

Net income (loss)         $   (39,048)    $  (35,416)          $  (195,123)    $     8,839
                        ==============   ============       ===============    ============


Per share data:

Basic earnings (loss)
  per common share        $      (.03)    $     (.03)          $      (.16)    $       .01

Diluted earnings
  (loss) per common
  share                   $      (.03)    $     (.03)          $      (.16)    $       .01
                        ==============   ============       ===============    ============

                           BIG SKY TRANSPORTATION CO.
                              Cash Flow Statements
                                   (unaudited)

                                                                Six Months Ended
                                                                   December 31,
                                                      -------------------------------------
                                                           2001                    2000
                                                      -------------           -------------
Net cash provided (used):
          By operations                                $   256,965             $   467,274
          By investing activities                          (80,350)               (173,551)
          By financing activities                         (176,615)               (254,783)
                                                      -------------           -------------

Increase (decrease) in cash                                     --                  38,940
Cash at beginning of period                            $        --             $        --
                                                      -------------           -------------
Cash at end of period                                  $        --             $    38,940
                                                      =============           =============

                         PART I. FINANCIAL INFORMATION,
        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



Summary of Airline Operating Statistics:


                                     Three Months Ended            Six Months Ended
                                         December 31,                 December 31,
                               ------------------------------ ---------------------------
                                   2001            2000           2001          2000
                               -------------- --------------- ------------- -------------
Passengers carried                    33,806          38,419        69,416        74,829

Average passenger trip
  (miles)                                287             309           290           307

Revenue passenger miles            9,687,631      11,859,905    20,151,242    22,938,292

Available seat miles              31,504,337      29,521,136    61,612,098    56,402,906

Passenger load factor (%)              30.75           40.17         32.71         40.67

Aircraft miles                     1,658,123       1,553,744     3,242,742     2,968,574

Yield per revenue passenger
  mile (cents)                         30.66           28.60         30.64         28.65

Freight pounds enplaned               25,072          61,506        64,266       110,781

Operating cost per available
  seat mile (cents)                    21.34           21.58         21.86         21.66

Operating break-even load
  factor (%)                           32.59           40.16         34.72         40.19

Analysis of Results for the Three Months Ended
December 31, 2000 and 2001:


The terrorist events of September 11, 2001 ("9/11") continued to have a significant impact on Big Sky Transportation Co. ("Big Sky") passenger traffic and revenues during the quarter. Management estimates that reduced passenger demand resulted in lost revenue of more than $500,000 during the period. In addition, stricter security rules have severely limited Big Sky's ability to carry cargo resulting in much lower revenues. Throughout the quarter passenger traffic levels showed continuing improvement, peaking in the Christmas holiday period at approximately ninety percent of the pre-9/11 expected traffic. Since December 31, 2001 passenger traffic has continued to be ten to fifteen percent below the level anticipated before 9/11.

Essential Air Service ("EAS") subsidy funding from the Federal Government has been appropriated at $113 million for the period October 1, 2001 to September 30, 2002, compared to $63 million that was needed for the program prior to 9/11. The additional funding allows the Department of Transportation ("DOT") to provide increased subsidy rates during this period to offset the loss of revenues and the increased costs for insurance and security that airlines under contract in the program, such as Big Sky, have been experiencing since 9/11. In anticipation of the final order in February 2002 authorizing the increased rates, Big Sky has recorded additional accrued subsidy revenue that is expected to apply to the current quarter. Approximately $222,000 of additional accrued revenue was recorded in December, net of the payment of federal aid previously received under the Airline Stabilization Act. Although accrued in December 2001, these additional revenues will not be paid by DOT until February 2002. The increased subsidy rates are expected to be paid through September 2002.

On October 1, 2001, service between Harrison AR, Mountain Home, AR, and St. Louis Mo., was terminated under an agreement with the DOT. The agreement also provided for the addition of one round trip between Harrison AR and Dallas/Fort Worth ("DFW") as consideration for the discontinuation of service to St. Louis under the EAS contract. This action was taken due to a reduction in passenger demand after 9/11 that resulted in unprofitable operations in the Mountain Home
- St. Louis market. Big Sky recently concluded negotiations for the renewal of the EAS contracts covering DFW for the two-year period beginning December 1, 2001. The new contracts, which provide for a subsidy increase of seventeen percent, have been tentatively approved under a show cause order that expires on March 6, 2002.

Each of the above mentioned events affects the comparative quarterly and six-month results.

                                      Three Months Ended
                                       December 31, 2001
                                -------------------------------
                                     2001             2000
                                 (unaudited)      (unaudited)        Change          %
                                --------------   --------------   --------------   -------
Operating Revenues:
    Passenger                     $ 2,970,435      $ 3,391,965       $ (421,530)      (12)
    Cargo                              20,887           88,590          (67,703)      (76)
    Public service                  3,708,883        2,694,996        1,013,887        38
    Other                             137,900          197,022          (59,122)      (30)
                                --------------   --------------   --------------
    Total                         $ 6,838,105      $ 6,372,573       $  465,532         7
                                ==============   ==============   ==============


The decrease in passenger revenues is directly attributed to the events of 9/11, offset by passenger revenues for new service to Moses Lake WA that commenced in July 2001. The increase in public service revenue is due to an increase in subsidy rates, effective December 1, 2000, for Big Sky's northern route system, the increase in subsidy rates effective December 1, 2001 for the DFW routes and the increase in subsidy rates due to 9/11 described above. Cargo revenues have reduced substantially for the reasons previously mentioned. Other revenues in the quarter ended December 2000 included approximately $164,000 of private community subsidy for services in New Mexico versus $105,000 in the current period. Subsequent to December 31, 2001 all service in New Mexico has been terminated.


                                      Three Months Ended
                                       December 31, 2000
                                -------------------------------
                                     2001             2000
                                  (unaudited)      (unaudited)          Change           %
                                --------------   --------------    ---------------    -------
Operating Expenses
    Flying                        $ 2,658,948       $2,703,285          $ (44,337)        (2)
    Maintenance                     1,647,759        1,347,401            300,358         22
    Traffic                         1,524,059        1,385,531            138,528         10
    Marketing                         411,171          508,749            (97,578)       (19)
    General/Admin.                    359,147          333,521             25,626          8
    Depreciation                      122,313           92,574             29,739         32
                                --------------   --------------    ---------------
    Total                         $ 6,723,397       $6,371,061          $ 352,336          6
                                ==============   ==============    ===============


The decrease in flight operations expense is due mainly to lower fuel expenses associated with decreased aviation fuel prices. The average price of aviation fuel decreased by approximately 20% compared to last year. The fuel savings were offset in part by increased consumption attributable to a small increase in flying (7%) related to net changes in the route system and a much higher flight completion performance in the current period. Also offsetting the decrease in fuel price was an increase in Aircraft hull insurance premium effective January 2001.

The increase in maintenance expense is attributable to higher engine maintenance costs, and the increased flying. In the quarter ended December 2000, Big Sky's unscheduled engine maintenance occurred at historically normal rates. In comparison, during the quarter ended December 2001, Big Sky experienced an unusual number of unscheduled maintenance events (i.e., bird ingestion's, engine failures etc.) that resulted in a significant amount of engine maintenance repair expense.

The increases in traffic servicing expense are the cost of ground handling, security, and other airport fees in the Moses Lake - Seattle market, increased air traffic liability insurance premiums commencing January 2001, and an overall increase in customer service and security related expenses in implementing new security directives as a result of 9/11.

Marketing and sales expense decreased in the quarter due to direct cost reductions from the lower passenger volumes and a large reduction in advertising.

The increase in depreciation is attributable to the purchase of an additional spare engine, leasehold improvements associated with leased aircraft and gate facilities in DFW, and the purchase of customer reservation software.

Analysis of Results for the Six Months Ended
December 31, 2000 and 2001


                                       Six Months Ended
                                       December 31, 2001
                               ---------------------------------
                                     2001              2000
                                 (unaudited)        (unaudited)         Change          %
                               ---------------    --------------    --------------   ------
Operating Revenues:
    Passenger                    $  6,174,179      $  6,570,933       $  (396,754)       6
    Cargo                              59,301           136,799           (77,498)     (57)
    Public service                  6,670,278         5,426,031         1,244,247       23
    Other                             275,388           227,938            47,450       21
                               ---------------    --------------    --------------
    Total                        $ 13,179,146      $ 12,361,701       $   817,445        6
                               ===============    ==============    ==============


The decrease in passenger revenues for the six months ended December 31, 2001 results from the effects of 9/11, offset by increased revenues for a second flight added between Billings and Denver during the full six-month comparative period and the Moses Lake - Seattle service. The increase in public service revenue is attributable to the increases in subsidy rates described above. The decrease in cargo revenue is also described above. The increase in other revenue is due to the private community subsidy from New Mexico of $210,000 in the current period versus $164,000 in the prior year.


                                       Six Months Ended
                                       December 31, 2001
                                --------------------------------
                                     2001              2000
                                  (unaudited)       (unaudited)          Change            %
                                --------------    --------------    ---------------     ------
Operating Expenses
    Flying                          5,436,872      $  5,056,841        $   380,031          8
    Maintenance                     3,188,863         2,688,201            500,662         19
    Traffic                         3,048,124         2,703,252            344,872         13
    Marketing                         872,497           949,164            (76,667)        (8)
    General/Admin.                    681,617           638,531             43,086          7
    Depreciation                      237,957           179,659             58,298         33
                                --------------    --------------    ---------------
    Total                          13,465,930      $ 12,215,648        $ 1,250,282         10
                                ==============    ==============    ===============


The increase in flight operating expense is primarily attributable to increased flying (9%) and increased hull insurance expense, offset in part by lower fuel prices. In addition aircraft ownership costs for sixteen equivalent aircraft are in the current period versus fifteen aircraft in the prior year.

The increase in maintenance is due to the combined effect of a high number of unscheduled engine maintenance events, increased flying activity, and the full period impact of the increased fleet size. Wing spar inspection and repair for two aircraft also contributed to the increased expense.

The increases in traffic servicing is primarily attributable to the new services in Moses Lake, the additional flight between Billings and Denver, and the increase in air traffic liability insurance.

The decrease in marketing expense is due to reduced passengers and less advertising.

The increase in depreciation is attributable to the purchase of an additional spare engine, leasehold improvements associated with leased aircraft and gate facilities in DFW, and the purchase of customer reservation software.

Liquidity and Capital Resources:

A review of current liquidity and capital resources are as follows:

                                      Working Capital              Current Ratio
                                      ---------------              -------------
Year-end June 30, 2001                 $ (1,907,570)                   0.67:1
Period-ending December 31, 2001        $ (2,133,998)                   0.65:1

                                       Long-term Debt               Stockholder's
                                (excluding current portion)            Equity
                                ---------------------------         -------------
Year-end June 30, 2001                 $ 1,586,285                    $473,645
Period-ending December 31, 2001        $ 1,494,585                    $278,523

Big Sky has established a line of credit through First Interstate Bank and Trust Co. of Billings for an amount up to $1,500,000. Big Sky uses the line to supplement timing differences in cash flows. The maximum amount drawn on the line of credit during the six months ended December 31, 2001 was $1,500,000. The losses over the past two years have required Big Sky to increase the use of the line of credit, and the events of 9/11 have placed additional pressures on cash flow. In September 2001 the Internal Revenue Service ("IRS") issued a notice giving airlines an option of deferring federal excise tax payments until November 15, 2001 to help alleviate the immediate cash flow interruption caused by the events of 9/11. On November 14, 2001 the IRS extended the deferral period to January 15, 2002. Big Sky was not able to pay the excise tax that it deferred on January 15 (approximately $200,000), and has made arrangements with the IRS to pay that obligation in installments over the four months ending May 2002. Big Sky is current on all other tax obligations, including excise tax payments subsequent to the fourth calendar quarter of 2001.

Big Sky has taken various actions to help alleviate its near-term liquidity issues. Big Sky reached a settlement with an aircraft lessor that Big Sky had taken legal action against with respect to reimbursement of scheduled engine maintenance. The settlement and related transactions have resolved the dispute and provide additional cash for Big Sky's operations. The increases in EAS subsidy rates described above will provide retroactive payments to Big Sky that are expected to occur in late February or early March 2002. The expected retroactive payment applicable to the current period, after repayment of the EAS portion of the federal aid received under the Airline Stabilization Act, is approximately $350,000. Big Sky will also benefit from the subsidy rate increases going forward. Big Sky has also reached agreement with a major aircraft lessor to restructure the leases on four aircraft. The agreement defers $228,000 of lease payments in the January - April 2002 period. The deferred rent will be repaid in equal installments from June 2002 until the leases terminate in 2004. Big Sky is also in the process of applying for a participation loan from the state of Montana in the amount of $495,000. While there can be no assurance that the loan will be approved, management believes that it has enlisted substantial political support for a favorable review of its application. Management believes that the combination of these actions will help to overcome the financial impact of 9/11, and reduce pressure on the use of its line of credit. Big Sky has also engaged the services of an investment banker and begun discussions with parties regarding a potential equity offering, pending shareholder approval for such an offering that is being sought at the annual shareholders meeting on February 22, 2002.

                           PART II. OTHER INFORMATION

                           BIG SKY TRANSPORTATION CO.




ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

A)      Reports on Form 8-K

        No reports on Form 8-K were filed during the December 31, 2001 quarter.

                           BIG SKY TRANSPORTATION CO.
                                    Signature


The Registrant, by the undersigned, has signed this report in accordance with the requirements of the Securities Exchange Act of 1934.


                                       BIG SKY TRANSPORTATION CO.
                                              Registrant


                                       By: /s/ Kim B. Champney
                                           ------------------------------------
                                           President & CEO


February 14, 2002