Form 10QSB
period 2002-03-31
BIG SKY TRANSPORTATION CO
filed 2002-05-15
CIK 313522

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                   FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31, 2002

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
        EXCHANGE ACT

         for the transition period ________________ to ________________

                          Commission file number 1-7991


                           BIG SKY TRANSPORTATION CO.
        -----------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

           MONTANA                                               81-0387503
--------------------------------                             -------------------
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

               SHARES OUTSTANDING: At March 31, 2002: 1,252,112

                           BIG SKY TRANSPORTATION CO.
                                   FORM 10-QSB

                       For the Period-Ended March 31, 2002

                                    CONTENTS

Part I         Financial Information

Item 1.        Financial Statements (condensed format):

               Balance Sheets
                      March 31, 2002 and
                      June 30, 2001 .........................................................3

               Income Statements
                      Three and Nine months ended
                      March 31, 2002 and 2001................................................4

               Cash Flow Statements
                      Nine months ended March 31, 2002 and 2001..............................5

Item 2.        Management's Discussion and Analysis or Plan of Operation....................10

Part II        Other Information

Item 6.        Exhibits and Reports on Form 8-K..........................................11-12

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           BIG SKY TRANSPORTATION CO.
                                 Balance Sheets

                                                        March 31, 2002     June 30, 2001
                                                         (unaudited)         (audited)
                                                       ---------------    --------------
Assets
Current Assets
     Restricted cash                                          183,672           137,500
     Accounts receivable, net                               1,506,142         2,378,528
     Expendable parts & supplies, at cost                   1,112,199           941,011
     Prepaid expenses                                         122,976           266,589
     Deferred income taxes                                     69,000            69,000
                                                       ---------------    --------------
     Total Current Assets                                   2,993,989         3,792,628

Property and Equipment, net                                 3,100,359         3,379,850

Deferred Income Taxes & Other                                 707,185           587,650
                                                       ---------------    --------------

     Total Assets                                           6,801,533         7,760,128

Liabilities & Stockholders' Equity
Current Liabilities
     Current maturities of long-term debt                     230,574           224,288
     Notes payable                                            873,029         1,414,058
     Accounts payable                                       2,384,264         2,208,786
     Accrued expenses                                         769,378           920,922
     Traffic balances & unused tickets                        951,231           932,144
                                                       ---------------    --------------

     Total Current Liabilities                              5,208,476         5,700,198

Long-Term Debt, Excluding Current Installments              1,411,392         1,586,285

Stockholders' Equity
    Common stock of no par value;                             819,125           819,125
     (20,000,000 shares authorized, 1,252,112 &
     1,252,112 shares issued)
    Additional paid-in capital                                242,034           242,034
    Accumulated deficit                                     (855,641)         (563,661)
        Less treasury stock (20,000 shares, at cost)         (23,853)          (23,853)
                                                       ---------------    --------------
    Stockholders' Equity                                      181,665           473,645
                                                       ---------------    --------------
    Total Liabilities & Stockholder's Equity                6,801,533         7,760,128

                           BIG SKY TRANSPORTATION CO.
                                Income Statements
                                   (unaudited)


                              Three Months Ended                 Nine Months Ended
                                   March 31,                         March 31,
                              2002             2001              2002               2001
                         ------------    --------------   ---------------      ------------
Operating Revenues:
    Passenger                2,808,477    $  3,290,594         8,982,657      $  9,861,527
    Cargo                       19,056          33,329            78,357           170,128
    Public service           3,598,869       2,864,763        10,269,146         8,290,794
    Other                       48,239          64,815           323,627           292,753
                         -------------   -------------    --------------     -------------
    Total                    6,474,641       6,253,501        19,653,787        18,615,202
                         -------------   -------------    --------------     -------------

Operating Expenses:
    Flying                   2,651,846       2,717,353         8,088,718         7,774,194
    Maintenance              1,434,210       1,459,824         4,623,072         4,148,025
    Traffic                  1,690,092       1,506,596         4,738,217         4,209,848
    Marketing                  359,830         479,894         1,232,327         1,429,058
    General/Admin.             333,910         361,819         1,015,527         1,000,350
    Depreciation               114,119          96,250           352,076           275,909
                        --------------     -----------    --------------    --------------
    Total                    6,584,007       6,621,736        20,049,937        18,837,384
                        --------------     -----------    --------------    --------------

Operating loss                (109,366)       (368,235)         (396,150)         (222,182)

Other Income (Expense)
    Interest, net              (72,582)        (66,368)         (215,759)         (197,689)
    Inc Nontransport Ven             -               -           178,338                 -
    Capital gain (loss)           (281)              -           (10,311)              250
                        --------------    ------------    --------------    --------------
    Total                      (72,863)        (66,368)          (47,732)         (197,439)
                        --------------    ------------    --------------    --------------

Loss before taxes             (182,229)       (434,603)         (443,882)         (419,621)

Income tax benefit             (85,372)       (185,167)         (151,901)         (179,024)
                        --------------    ------------    --------------    --------------

Net loss                       (96,857)   $   (249,436)         (291,981)     $   (240,597)
                        ==============    ============    ==============    ==============


Per share data:

Basic loss per common
  share                   $       (.08)   $       (.20)    $        (.23)    $        (.19)
                        ==============   =============    ==============    ==============

Diluted loss per
  common share            $       (.08)   $       (.20)    $        (.23)    $        (.19)
                        ==============   =============    ==============    ==============

                           BIG SKY TRANSPORTATION CO.
                              Cash Flow Statements
                                   (unaudited)


                                                            Nine Months Ended
                                                                March 31,
                                                       2002                     2001
                                                 ------------------       ------------------
Net cash provided (used):
          By operations                                $   792,487              $   177,432
          By investing activities                          (82,850)                (343,851)
          By financing activities                         (709,637)                 166,419
                                                 ------------------       ------------------

Decrease in cash                                                 -                        -
Cash at beginning of period                            $         -              $         -
                                                 ------------------       ------------------
Cash at end of period                                  $         -              $         -
                                                 ==================       ==================

                         PART I. FINANCIAL INFORMATION,
        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



Summary of Airline Operating Statistics:


                                      Three Months Ended            Nine Months Ended
                                          March 31,                     March 31,
                                    2002            2001           2002          2001
                                -------------- --------------- ------------- -------------

Passengers carried                    30,795          33,785       100,211       108,614

Average passenger trip
  (miles)                                283             308           288           307

Revenue passenger miles            8,705,517      10,414,926    28,856,759    33,353,218

Available seat miles              29,696,278      30,066,417    91,308,376    86,469,323

Passenger load factor (%)              29.32           34.64         31.60         38.57

Aircraft miles                     1,562,962       1,582,442     4,805,704     4,497,106

Yield per revenue passenger
  mile (cents)                         32.26           31.59         31.13         29.57

Freight pounds enplaned               26,970          39,222        91,236       150,003

Operating cost per available
  seat mile (cents)                    22.17           22.02         21.96         21.79


Operating break-even load
  factor (%)                           29.81           36.68         32.24         39.03

Analysis of Results for the Three Months Ended
March 31, 2002 and 2001:

                                     Three Months Ended
                                          March 31
                                    2002              2001
                                (unaudited)       (unaudited)        Change          %
                              ----------------   --------------   --------------   -------
Operating Revenues:
    Passenger                     $ 2,808,477       $3,290,594      $ (482,117)      (15)
    Cargo                              19,056           33,329         (14,273)      (43)
    Public service                  3,598,869        2,864,763         734,106        26
    Other                              48,239           64,815         (16,576)      (26)
                              ----------------   --------------   --------------
    Total                         $ 6,474,641       $6,253,501      $  221,140         4
                              ================   ==============   ==============


The decrease in passenger revenues is due to a decline in passenger traffic as a result of the terrorist events of September 11, 2001 ("9/11") and the impact that they have had on the economy in general. The majority of the traffic decline has been in our essential air service ("EAS") markets. This decline in the EAS passenger traffic caused the Department of Transportation ("DOT") to issue an order authorizing emergency EAS payments, which is the primary reason for the increase in public service revenues. All EAS contract subsidy rates were increased on an interim basis pending re-negotiation of rates over the coming months. Also contributing to the increase in public service revenue was an EAS route at Moses Lake WA that commenced on July 29, 2001. Cargo revenue declined due to regulation changes made by the Federal Aviation Administration ("FAA") after 9/11 that make it uneconomical for us to provide this service for most types of cargo. Other revenue declined due to the termination of service to Hobbs, NM in January, which had been privately subsidized by that community to offset losses for providing the service.

                                      Three Months Ended
                                           March 31
                                     2002             2001
                                 (unaudited)      (unaudited)          Change           %
                                --------------   --------------    ---------------    -------
Operating Expenses
    Flying                         $2,651,846       $2,717,353         $ (65,507)        (2)
    Maintenance                     1,434,210        1,459,824           (25,614)        (2)
    Traffic                         1,690,092        1,506,596           183,496         12
    Marketing                         359,830          479,894          (120,064)       (25)
    General/Admin.                    333,910          361,819           (27,909)        (8)
    Depreciation                      114,119           96,250            17,869         19
                                 -------------    -------------      -------------
    Total                          $6,584,007       $6,621,736         $ (37,729)        (1)
                                 =============    =============      =============


The decrease in flight operations expense is due primarily to lower fuel prices, which declined by approximately 20% from the prior period. The fuel cost savings however was offset by a substantial increase in aircraft hull insurance ($100,000) that was directly attributable to 9/11.

Maintenance expense was consistent with the prior period, and in line with the slight reduction in aircraft miles flown on a year over year basis.

The increase in traffic servicing expense is attributable to large increases in air traffic liability and war risk liability insurance premiums, and increased security expenses, which are all directly a result of 9/11.

Marketing and sales expense declined due to costs directly related to the reduction in passengers and passenger revenues, and reduced advertising activity.

The decrease in general and administrative expense is due to non-replacement of employee attrition and generally reduced spending.

Analysis of Results for the Nine Months Ended
March 31, 2002 and 2001

                                       Nine Months Ended
                                           March 31
                                    2002              2001
                                 (unaudited)       (unaudited)          Change          %
                              ----------------    --------------    --------------   ------
Operating Revenues:
    Passenger                    $  8,982,657      $  9,861,527      $  (878,870)      (9)
    Cargo                              78,357           170,128          (91,771)     (54)
    Public service                 10,269,146         8,290,794        1,978,352       24
    Other                             323,627           292,753           30,874       11
                                --------------    --------------    -------------
    Total                        $ 19,653,787      $ 18,615,202      $ 1,038,583        6
                                ==============    ==============    =============


The decrease in passenger revenues for the nine month period is attributable to the effects of 9/11, offset by the increased revenues associated with an additional flight between Billings and Denver during the full nine-month comparative period. The increase in public service revenue is due to the emergency increase in subsidy rates relating to 9/11 that were made retroactive to October 2001, and the addition of Moses Lake in July 2001. Cargo revenue declined for the reasons described above. The increase in other revenue is due to Hobbs subsidy of $226,000 in the current period versus $196,000 in the prior year.


                                        Nine Months Ended
                                            March 31
                                     2002              2001
                                 (unaudited)       (unaudited)          Change            %
                                --------------    ---------------    --------------     ------
Operating Expenses
    Flying                       $  8,088,718       $  7,774,194        $  314,524         (4)
    Maintenance                     4,623,072          4,148,025           475,047         11
    Traffic                         4,738,217          4,209,848           528,369         13
    Marketing                       1,232,327          1,429,058          (196,731)       (14)
    General/Admin.                  1,015,527          1,000,350            15,177          2
    Depreciation                      352,076            275,909            76,167         28
                                --------------    ---------------    --------------
    Total                        $ 20,049,937       $ 18,837,384        $1,212,553          6
                                ==============    ===============    ==============


The increase in flight operating expense is primarily attributable to increased flying (6%) and increased hull insurance expense, offset in part by lower fuel prices. In addition aircraft ownership for sixteen aircraft are in the current period versus fifteen equivalent aircraft in the prior year.

The increase in maintenance expense is due to the combination of a higher number of unscheduled engine maintenance events, increased flying activity, and the full period impact of the increased fleet size.

The increases in traffic servicing is attributable to the new service in Moses Lake, the additional trip between Billings and Denver, and the increases in air traffic liability insurance, war risk liability insurance and security expenses related to 9/11.

The decrease in marketing expense is a result of costs directly related to lower passengers and passenger revenues, and reductions in advertising.

The increase in depreciation is attributed to the purchase of an additional spare engine, aircraft leasehold improvements, and the purchase of customer reservations software.


Liquidity and Capital Resources:

A review of current liquidity and capital resources are as follows:

                                   Working Capital               Current Ratio
                                   ---------------               -------------
Year-end June 30, 2001              $(1,907,570)                      .67:1
Period-ending March 31, 2002        $(2,214,487)                      .57:1

                                    Long Term Debt                Stockholders'
                             (excluding current portion)             Equity
                             ---------------------------          -------------
Year-end June 30, 2001               $1,586,285                     $473,645
Period-ending March 31, 2002         $1,411,392                     $181,665

Big Sky has renewed its line of credit with First Interstate Bank and Trust Co. of Billings for an amount up to $1,500,000. Big Sky uses the line to supplement timing differences in cash flows. The maximum amount drawn on the line of credit during the nine months ended March 31, 2002 was $1,500,000 compared to a low of $29,000. The losses over the past two years have required Big Sky to increase the use of the line of credit, and the continuing impact of 9/11 and the weak economic conditions that followed have placed additional pressures on cash flow. Big Sky has completed a number of actions to address this problem. A dispute with an aircraft lessor relating to reimbursement of scheduled engine maintenance was settled and provided additional cash in the quarter. We also concluded restructuring of the leases on four aircraft that provided $190,000 of lease payment deferrals in the period. The emergency EAS subsidy funding retroactive to October 2001 also provided an additional $350,000 in the period. Big Sky has also secured approval of a $495,000 participation loan through the Montana Board of Investment and First Interstate Bank that is expected to close during the fourth quarter. Big Sky is current on all of its loan, lease, and tax obligations, and the combination of the above transactions has reduced reliance on the bank line of credit. Big Sky shareholders also approved the issuance of up to 1.3 million additional shares of common or common equivalent stock at the annual shareholders meeting on February 22, 2002. Big Sky continues to hold discussions with parties regarding a potential equity offering for which it now has shareholder approval to proceed. The quarter ended March 31 is historically the worst financial quarter of the year, typically resulting in losses. We are encouraged however that both operating and net profit was recorded in the month of March for the first time since 9/11.

                           PART II. OTHER INFORMATION

                           BIG SKY TRANSPORTATION CO.


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B

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


    (10) MATERIAL CONTRACTS.

    (i) Substantial Business Contracts. There were no substantial business contracts entered into during the period January 1, 2002, through March 31, 2002. Substantial business contracts previously reported include:

    (a) DOT Order 2001-6-22, issued June 25, 2001, provided for selection of Big Sky as Essential Air Service carrier for Moses Lake/Ephrata, Washington to Seattle through July 31, 2003 at an annual subsidy rate of $479,702. See
    Exhibit 10(i)(a) to Big Sky's report on Form 10-KSB filed September 27, 2001, incorporated herein by reference.

    (b) DOT Order 2000-12-21, issued December 22, 2000, provided for the reselection of Big Sky as Essential Air Service carrier to Harrison, Arkansas through November 30, 2001. This Order amends DOT Order 99-12-28 by revising the flight schedule between Harrison, St. Louis and Dallas/Ft. Worth. See Exhibit 10(i)(b) to Big Sky's report on Form 10-KSB filed September 27, 2001, incorporated herein by reference.

    (c) DOT Order 2000-11-11, issued November 13, 2000, provided for selection of Big Sky as Essential Air Service carrier at seven Montana points to the hub at Billings and one daily trip between Sidney and Bismarck from December 1, 2000 through November 30, 2002 at an annual subsidy rate of $4,697,222. See Exhibit 10(i)(c) to Big Sky's report on Form 10-KSB filed September 27, 2001, incorporated herein by reference.

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

    (b) The Employment Agreement between Big Sky and its President/CEO, Kim B. Champney, dated April 3, 1998, establishes a base salary of $7,917 per month with increases, and provides for certain performance based stock options. A copy of said Employment Agreement was filed with Big Sky's Form 10-KSB dated September 28, 1999, and is incorporated by reference. This Employment Agreement was extended in February, 2002, for a period ending June 30, 2004, with certain changes in compensation establishing a base salary of $9,200 per month with increases. Effectiveness of salary increase is suspended in accordance with Big Sky's present wage freeze policy.

    (11) STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS - Basic earnings per share is based on the weighted average number of common and common equivalent shares outstanding. Diluted earnings per share is based on the weighted average number of common and common equivalent shares outstanding including outstanding stock options that are unexercised.


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the March 31, 2002 quarter.

                           BIG SKY TRANSPORTATION CO.
                                    Signature


The Registrant, by the undersigned, has signed this report in accordance with the requirements of the Securities Exchange Act of 1934.


BIG SKY TRANSPORTATION CO.
--------------------------
      Registrant



By: /s/ Kim B. Champney
    ----------------------
      President & CEO


May 14, 2002