Form 10KSB
period 2002-06-30
BIG SKY TRANSPORTATION CO
filed 2002-09-30
CIK 313522

                ANNUAL REPORT FOR SMALL BUSINESS ISSUERS SUBJECT
                     TO THE 1934 ACT REPORTING REQUIREMENTS

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 (X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year-Ended June 30, 2002
                          Commission File Number 1-7991

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

                    Issuer's telephone number (406) 247-3910
                                              ---------------
Securities registered pursuant to Section 12(b) of the Act:

1996 Series Common Stock, No Par Value             Pacific Exchange, Inc.
--------------------------------------             ----------------------
(Title of Class)                                 (Name of Each Exchange on
                                                      which Registered)

Securities registered pursuant to Section 12 (g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: (X)
                                                          ---
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB: (X)
                                      ---
State issuer's revenues for its most recent fiscal year: $26,800,685.
                                                         -----------
State the aggregate market value of voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within the past 60 days:
$543,826 (1,087,652 shares held by all shareholders excluding officers and directors identified in Item 11, below, @ $.50 per share, based on latest sale September 9, 2002).

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after distribution of
securities under a plan confirmed by a court:  Yes  X    No
                                                   ---
The number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 1996 Series Common Stock 1,252,112 (June 30, 2002)

                                      INDEX
                                   FORM 10-KSB

PART I:

Item 1            Description of Business                                          4-7

Item 2            Description of Property                                          7-8

Item 3            Legal Proceedings                                                8

Item 4            Submission of Matters to a Vote of Security Holders              8-9

PART II:

Item 5            Market for Common Equity and Related Stockholder Matters         9

Item 6            Management Discussion & Analysis or Plan of Operation            10-12

Item 7            Financial Statements                                             12

Item 8            Changes in and Disagreements with Accountants on Accounting      13

PART III:

Item 9            Directors, Executive Officers, Promoters & Control Persons,      13-15

Item 10           Executive Compensation                                           15-18

Item 11           Security Ownership of Certain Beneficial Owners & Management     18-19

Item 12           Certain Relationships and Related Transactions                   19

PART IV:

Item 13           Exhibits and Reports on Form 8-K                                 19-20

                              FINANCIAL STATEMENTS
                                   (appended)

Independent Auditors' Report                                                                F-1

Balance Sheets as of June 30, 2002 and 2001                                                 F-2

Statements of Operations for the years-ended June 30, 2002 and 2001                         F-3

Statements of Stockholders' Equity for the years-ended June 30, 2002 and 2001               F-4

Statements of Cash Flows for the years-ended June 30, 2002 and 2001                         F-5

Notes to Financial Statements                                                       F-6 to F-17

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

(a) BUSINESS DEVELOPMENT:

Big Sky Transportation Co., dba Big Sky Airlines, is a regional airline. Big Sky Transportation Co. (hereafter referred to as "Big Sky") has actively pursued a plan of expansion and service diversification. Its objectives have been to provide safe, efficient, and economical scheduled airline service primarily to small cities, towns and markets not otherwise served by other air carriers, and in so doing enhance aircraft utilization, earnings, and shareholder equity. In the summer of 1996, Big Sky had four aircraft that provided service to northern and eastern Montana via its Billings, Montana hub. As of June 30, 2002, Big Sky had 16 aircraft providing service to eighteen cities in Montana, Washington, North Dakota and Idaho and to seven cities in the south central United States via its Dallas, Texas hub. In February 2000, Big Sky connected its two hub systems via Denver, Colorado. In October 2001, Big Sky discontinued service to Mountain Home, Arkansas and St Louis, Missouri. Big Sky also discontinued service to Hobbs, New Mexico in January 2002. Big Sky began new service to Boise, Idaho in May 2002. Big Sky's operating revenues have increased from $5,055,907 in 1996 to $26,800,685 in 2002.

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

         (3) Reclassification, Merger, Consolidation, or Disposition of Assets Not in Ordinary Course of Business: None.

(b) BUSINESS OF ISSUER:

Big Sky operates as a regional air carrier, providing scheduled passenger, freight, express package and charter services. Big Sky operates ten Fairchild Metro III aircraft and six Fairchild Metro 23 aircraft between cities and towns in eight states: Arkansas, Colorado, Idaho, Montana, North Dakota, Oklahoma, Texas, and Washington.

         (1) Principal Products, Services, and Markets: Big Sky's present route system is designed around its two air service hubs in Billings and Dallas with connections between the two hubs via service to Denver. Big Sky provides service between its Billings hub and seven communities in Central/Eastern Montana and between its Dallas hub and seven communities in Texas, Arkansas, and Oklahoma under contracts with the U.S. Department of Transportation's (DOT) Essential Air Service (EAS) program. Beginning in July 2001, Big Sky began service from Moses Lake, WA to Seattle and Spokane, WA under an EAS contract. The EAS program subsidizes air carriers to provide air service to designated rural communities throughout the country that could not otherwise economically justify that service on the basis of its passenger traffic. On July 1,2002 DOT awarded the EAS contract for the Dallas region to a competing air carrier that submitted a substantially lower bid for subsidy. In accordance with that award order all service to Texas, Arkansas, and Oklahoma will be discontinued as of September 30, 2002. For the period ended June 30, 2002, approximately 53 percent of Big Sky's revenues were derived from the EAS markets and their public subsidy. In addition, Big Sky provides non-subsidized service between Billings, MT and Denver, CO, Boise, ID, Helena, MT, Great Falls, MT, Kalispell, MT, Missoula, MT, Bismarck, ND, Williston ND, and Spokane, WA. Big Sky operates daily scheduled flights, which provide well-timed interline and online connecting services, as well as convenient local market services. Big Sky markets its services under its own two-letter code, GQ, and its flights are displayed in all of the major computerized reservations systems utilized by travel agents and airlines. Big Sky also has code-sharing agreements with Northwest Airlines, America West Airlines, and Alaska Airlines, where its services are marketed jointly with those air carriers for connecting flights. Big Sky coordinates its flights with Northwest to facilitate code-share connections at Billings, Seattle, and Spokane, with America West at Boise, Denver, and Spokane, and with Alaska at Billings, Boise, and Seattle.

The table below lists the cities served and their inaugural date of service:

                  CITY/STATE                            SERVICE INAUGURATED
                  ----------                            -------------------
                  Billings, MT                          September 1978
                  Glasgow, Glendive, Havre,
                     Lewistown, Miles City
                     Sidney & Wolf Point, MT            July 1980
                  Great Falls, MT                       May 1995
                  Helena & Missoula, MT                 October 1997
                  Kalispell, MT                         May 1998
                  Spokane, WA                           June 1998
                  Dallas & Brownwood, TX                November 1998
                  Hot Springs, Harrison
                     Jonesboro,
                     & El Dorado, AR                    November 1998
                  Enid & Ponca City, OK                 November 1998
                  Bismarck, ND                          December 1998
                  Denver, CO                            February 2000
                  Williston, ND                         June 2001
                  Seattle & Moses Lake, WA              July 2001
                  Boise, ID                             May 2002
                  Idaho Falls, ID                       September 2002

         (2) Distribution Methods of Products and Service: Big Sky derives its revenues from passenger ticket sales, freight and express package service, and DOT subsidy payments. Big Sky participates in four major computer reservation systems used by travel agents to make airline reservations. Big Sky also maintains a reservations center in Billings utilizing the Worldspan computerized reservation system. Travel agents currently do not receive any commission or other compensation for ticket sales and sell approximately 60 percent of Big Sky's tickets. Big Sky administers a ticket by mail program and a bulk-ticketing program that targets sales of ten or more tickets to corporations and government agencies at the lowest advance purchase fares. Tickets are also sold at each of Big Sky's stations.

In order to gain connecting traffic from other carriers, Big Sky has negotiated interline agreements with the major and regional airlines serving cities on Big Sky's route system. Generally, these agreements have joint ticketing and baggage services designed to expedite the connecting process. To enhance connecting traffic, Big Sky has entered into code sharing agreements with Northwest and Alaska Airlines (covering markets in Montana, Washington, Idaho and North Dakota) and with America West Airlines (covering connections at Dallas, Denver and Spokane). These agreements provide one stop check-in for connecting passengers and baggage and provide frequent flyer members mileage on Big Sky flights.

The DOT pays EAS subsidy for each departure in a covered market. The DOT bids the EAS contracts biannually with the rates per departure subject to negotiation with the DOT.

         (3) Status of any Publicly Announced New Service: In July 2002, Big Sky announced new service, effective September 16, 2002, between Idaho Falls ID and Denver. Big Sky also announced new service, effective October 2002, between Casper and Gillette WY, and Billings. In September 2002, new service was announced between Olympia WA and Spokane WA effective in November 2002. All of these new services will be provided utilizing assets, flight and maintenance personnel that became available with the termination of the EAS contract in the Dallas region where all service will be phased out by September 30, 2002.

         (4) Competitive Conditions: Big Sky generally serves markets that are under-served by other major or regional airlines either through EAS contracts or unsubsidized service. As a result, Big Sky's principal competition has been surface transportation, primarily the automobile, whereby customers elect to drive instead of fly. Early in 2002, Mesa Airlines ("Mesa") announced that it would actively pursue any EAS contracts that were subject to renewal throughout the U.S. Mesa has commenced that action, through its wholly owned subsidiary Air Midwest, and was the successful applicant for Big Sky's EAS contract in Dallas. Mesa has also submitted proposals for several other EAS contracts under renewal throughout the U.S. in competition with virtually every other airline providing EAS service. Mesa is considered a competitor for Big Sky's EAS contract for Montana routes that is scheduled for renewal in November 2002. Big Sky will aggressively defend those routes. Big Sky also competes with United Airlines in the Billings - Denver market that Big Sky entered in November 2000. Big Sky's principal competition for freight and small package service are the national franchise services provided in the region by United Parcel Service, Federal Express and Airborne. U.S. Postal Service products in the region are primarily contracted to other private operators.

         (5) Source and Availability of Raw Materials: Big Sky's operations are dependent upon the availability of adequate jet fuel at affordable prices. During the past year fuel prices have declined from the higher levels that Big Sky experienced in fiscal 2001. Fuel availability has not been a constraining factor on Big Sky's past operations. However, Big Sky cannot be assured of adequate supply or that current prices will prevail. Big Sky is not dependent upon any major suppliers, but purchases fuel from numerous suppliers at airports throughout its system. Big Sky attempts to schedule its fuel purchases to result in the best possible prices for fuel and maximum utilization of aircraft.

         (6) Dependence on Major Customers: Since mid-1980, Big Sky has been a continuous contract-holder under the DOT's EAS Program, which was established under the Airline Deregulation Act of 1978 (the "Deregulation Act"). Big Sky obtained 53% and 44% of its total revenues in 2002 and 2001, respectively, from the EAS program. During the past four years, Big Sky has pursued a growth and diversification strategy such as the initiation of non-subsidized services to Boise, Helena, Denver, Kalispell, Missoula, and Spokane.

In October 1996, Congress passed the Rural Air Service Survival Act, which extended the EAS program indefinitely and provided the first permanent funding source commencing October 1997. Total annual funding available under this program is $50 million, and for its fiscal year ending September 30, 2002, Congress authorized additional funding of $63 million. The $113 million authorized for the current year was the result of DOT's request for additional funding to provide emergency EAS contract subsidy increases due to decreased passenger traffic and increased expenses that resulted from the terrorist acts of September 11, 2001 ("9/11"). Big Sky received in excess of $2 million additional subsidy during the year ended June 30, 2002 under the emergency funding. This $2 million was equivalent to the sum of the increased expenses and decreased passenger revenues that Big Sky experienced in its three EAS contracts after 9/11, which was the intent of the emergency authorization. The Administration's budget proposal for its fiscal year 2003 again contains $113 million for EAS funding. There is no assurance that the EAS program will ultimately be funded at this level for 2003 or that this amount, if funded, will be adequate to maintain all of the services currently being provided throughout the U.S. under the EAS program. Big Sky's EAS contract for the Dallas region was tentatively renewed in February 2002, with the new subsidy rates made retroactive to December 1, 2001. That contract was subsequently awarded to Mesa in July 2002 under a competitive bid procedure. Big Sky elected not to match Mesa's lower subsidy bid for this contract, as it would have resulted in financial losses. Big Sky received approximately $7.7 million in subsidy for the Dallas EAS contract in the past fiscal year. Big Sky's EAS contracts for Montana and Moses Lake services extend through November 30, 2002, and July 31, 2003. Big Sky received approximately $6.5 million in subsidy in fiscal 2002 under these contracts. Big Sky's remaining EAS revenues are dependent upon the extension or renewal of these contracts.

         (7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts: Big Sky's trade name, Big Sky Airlines, is registered with the United States Patent and Trademark Office and the Montana Secretary of State. Big Sky's corporate name is also registered in the states of Arkansas, Missouri, Montana, New York, North Dakota, Oklahoma, Texas, Washington, and Idaho. Big Sky is a party to three collective bargaining agreements covering certain of its employees. Big Sky's mechanics are covered under an agreement with the International Association of Machinists & Aerospace Workers (IAM) that expires on May 1, 2003. Big Sky's pilots and dispatchers are covered under agreements with the United Transportation Union (UTU) that expire on January 1, and August 1, 2004, respectively.

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

         (12) Employees: At June 30, 2002, Big Sky employed 284 personnel, approximately 65 of who are part-time.

(c) RECENT DEVELOPMENTS:

On September 26, 2002 Big Sky announced a merger agreement including tender offer, subject to contingencies with Mesaba Holdings Inc. and Ranger Acquisition Corporation. The Merger Agreement is discussed in Item6, Management's Discussion and Analysis or Plan of Operations. The Merger Agreement and Press Release describing the Merger Agreement was filed with Form 8-K on September 27, 2002, incorporated herein by reference.


                         ITEM 2. DESCRIPTION OF PROPERTY

(a) LOCATION AND CONDITION OF PRINCIPAL BUSINESS PROPERTIES:

Big Sky's main hangar and principal offices are located at 1601 Aviation Place, Billings Logan International Airport, Billings, Montana. Big Sky's Dallas region office, located at the Dallas/Forth Worth Airport in Dallas, Texas, will be terminated on September 30, 2002. Big Sky has airport counter, baggage, and ramp space for ground services and customer services at 17 cities currently served. As of September 30, 2002 that number of cities will be reduced to 11. Big Sky leases exclusive hangar space in Ponca City, OK until September 30,2002, to conduct certain aircraft maintenance functions. Big Sky contracts for ground handling services from other airlines or service providers at 9 of the airports it serves. Big Sky rents hangar space at locations outside Billings for over-night aircraft on a seasonal or as-needed basis. Big Sky routinely maintains its real properties, keeping them in excellent condition.

At year-end, Big Sky had a fleet of ten Fairchild Metro III (-11UA), and six Fairchild Metro 23 (-12) turboprop aircraft configured for nineteen-seat passenger service. Six of the Metro III aircraft incorporate a 16,000 pound gross take-off weight modification while four Metro III aircraft have a standard 14,500 pound gross take-off weight. The Metro 23's have a gross take-off weight of 16,500 pounds. The aircraft operated are appropriate for market demands on Big Sky's route system. Fifteen aircraft were leased under long-term operating leases. Six of these leases contain purchase options. Big Sky purchased one aircraft financed with a long-term loan. In September 2002 Big Sky returned one of the 14,500-pound Metro III aircraft under lease, to its lessor. The lease was terminated two months before its scheduled termination date at the request of the lessor, who has an agreement to sell the aircraft to a third party. The aircraft was deemed excess to Big Sky's current needs. Big Sky employs 34 certified A&P (Airframe & Power Plant) mechanics, who perform all routine maintenance and periodic inspections on its aircraft and engines. Big Sky holds an FAA-certified repair station certificate, allowing it to perform maintenance on Garrett TPE-331 series engines. Manufacturers or qualified outside contractors perform a portion of Big Sky's major engine overhaul and avionics work while in-house mechanics perform some of Big Sky's major engine maintenance. All aircraft are maintained in excellent condition. Big Sky's certificate also allows company employees to perform maintenance for outside customers. Work and revenues generated by outside customers, however, have been minimal.

(b) INVESTMENT POLICIES:

Big Sky has no restrictions or limitations in its governing documents regarding investments. It has been Big Sky's policy to limit investment to operating assets and to maximize the utilization and income on these assets. Big Sky does not acquire property for capital gain purposes.

         (1) Investment in Real Estate or Interests in Real Estate. Big Sky does not own any real estate. It leases office and hangar facilities. It has purchase options on its Billings' facilities.

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

         (6) Insurance Coverage. Big Sky maintains insurance coverage customary in the airline industry covering its operations and property, with policy limits that it believes to be adequate. Coverage includes public liability, passenger liability, war risk liability, aircraft equipment loss or damage, lessor-required real property hazard and casualty coverage, baggage and cargo liability and workers' compensation.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Big Sky's Annual Meeting of Stockholders was held on February 22, 2002. A total of 873,726 shares were represented at the meeting constituting 69.8% of the total shares outstanding. Three proposals were submitted for approval to the
Stockholders:

1. A minimum of 826,027 shares (94.5 % of all shares voted) had been voted for each director in favor of Proposal #1. This proposal appointed Jon Marchi, Kim B. Champney, Jack K. Daniels, Stephen D. Huntington, Craig Denney, Barbara H. Nemecek, Ken L. Thuerbach and Edward J. Wetherbee as the directors to serve for the next twelve-month period.

2. By a vote of 872,187 shares for and 1,539 abstaining, the selection of Eide Bailly LLP, as independent auditors was ratified and approved.

3. A total of 619,848 shares (70.9% of all shares voted) were voted authorizing the offering and issuance of the equivalent of up to 1,333,000 shares of 1996 Series Common Stock, on a fully converted and diluted basis, as to voting rights and percentage ownership in Big Sky, with the offering price for said securities to be set by the Board of Directors to reflect the prevailing fair market value for 1996 Series Common Stock on the date of offering said securities, with the total equity raised from the offering not to exceed $1,075,000.

During the twelve-month period ending June 30, 2002, there were no special meetings of the stockholders or votes of stockholders at special meetings.

                                     PART II

                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION.

         (1) Principal Trading Market and Trading Information. Since August 1980, Big Sky's common stock has been listed on the Pacific Exchange, Inc.
(PSE). The stock-trading symbol is "BSA.P".

The following table, based on total monthly report statistics as received from the PSE, sets forth the range of high and low sales prices of Big Sky's common stock by quarter during 2001 and 2002. Bid prices represent quotations between dealers and do not include retail markups, markdowns or commissions, and may not represent actual transactions. Data for 2001 and 2002 reflect the effect of the 5:1 reverse stock split effective in August 1996:

                         2001
                    QUARTER ENDED         HIGH ($)     LOW ($)
                       09/30/00            1.1250      1.0000
                       12/31/00            1.2500      1.1250
                       03/31/01            1.3125      1.1875
                       06/30/01            1.3750      1.1200

                         2002
                    QUARTER ENDED         HIGH ($)     LOW ($)
                       09/30/01            1.1200      1.1200
                       12/31/01            1.1200      1.0600
                       03/31/02            1.0600       .9500
                       06/30/02            1.0000       .9000


(b) HOLDERS.

According to records maintained by Big Sky's transfer agent, Continental Stock Transfer & Trust Co., Big Sky had 273 holders-of-record of its 1996 Series Common Stock as of June 30, 2002.

(c) DIVIDENDS

Big Sky did not pay dividends on its common stock during the year ended June 30, 2002 and has not paid dividends in the past. Big Sky reinvests its earnings in order to provide operational growth, acquired operational assets, and increase shareholder equity. Management does not anticipate payment of cash dividends in the foreseeable future.

(d) UNREGISTERED EQUITY SECURITIES SOLD DURING PERIOD.

There were no sales of unregistered equity securities during the 12-month period ended June 30, 2002.

                       ITEM 6. MANAGEMENT'S DISCUSSION AND
                          ANALYSIS OR PLAN OF OPERATION

(a) PLAN OF OPERATION.

Not applicable.

(b) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATION AND FINANCIAL CONDITION: Big Sky management calls three very significant recent events to the attention of Big Sky's shareholders: the impact of the September 11, 2002 terrorist events, the discontinuance of Big Sky's Dallas-Fort Worth Essential Air Service, both occurring in fiscal year 2002, and a Merger Agreement with Mesaba Holdings (subject to contingencies) announced on September 26, 2002. All three events are discussed below.

In 2002, Big Sky recorded an operating loss of $427,533 on revenues of $26,800,685 compared to an operating loss of $204,347 on revenues of $25,136,203 during 2001. Net losses were $346,491 and $333,804 for 2002 and 2001, respectively.

The financial results for fiscal 2002 were significantly impacted by the terrorist events of September 11, 2002, ("9/11 events") through a reduction in revenue passengers across all markets and increased costs primarily for aircraft hull, liability, and war risk insurance coverage and security related issues. The financial losses were mitigated by more than $2.0 million in additional emergency EAS subsidy payments, and $231,454 in assistance provided under the Air Carrier Stabilization Act that was passed by Congress in September 2001. The emergency EAS funding resulted in a break-even financial impact for the markets under the EAS contracts for the period October 1, 2001 to June 30, 2002. However, the assistance provided under the Air Carrier Stabilization Act was designed to reimburse carriers only for losses sustained for the period September 11 through December 31, 2001 in non-EAS markets. The weakness in the economy and the 9/11 events have resulted in continuing, reduced passenger demand beyond December 31, and, together with the increased insurance and security costs, have led to the losses incurred. The losses in the prior fiscal year were primarily the result of a failed expansion into three markets in New Mexico that was terminated in March of 2001, and increased fuel prices during that period.

The following table sets forth certain statistics relating to the operations of Big Sky during the past two years:

                                                              YEAR ENDED JUNE 30
                                                                 2002       2001
             PASSENGERS                                       132,927    145,199
             REVENUE PASSENGER MILES -- RPMs (000)             38,520     44,341
             AVAILABLE SEAT MILES--ASMs (000)                 120,518    115,441
             AVERAGE PASSENGER LOAD FACTOR (%)                   32.0       38.4
             AIRCRAFT MILES (000)                               6,343      6,022
             AVERAGE YIELD PER RPM (CENTS)                      31.43      30.00
             OPERATING COST PER ASM (CENTS)                     22.59      21.94
             FREIGHT POUNDS                                   118,206    187,356
             OPERATING BREAKEVEN, INCLUDING SUBSIDY (%)          32.5       38.7
             FLEET:
                METRO III                                          10         10
                METRO 23                                            6          6
                    TOTAL                                          16         16
             CITIES SERVED                                         27         27


The following table shows a comparison of revenues for the years ended June 30.

                                                               INCREASE
                                        2002          2001    (DECREASE)      %
             PASSENGER            12,106,994    13,321,353   (1,214,359)    (9)
             CARGO                   100,113       210,062     (109,949)   (52)
             PUBLIC SERVICE       14,236,329    11,170,732     3,065,597     27
             OTHER                   357,249       434,056      (76,807)   (18)

             TOTAL                26,800,685    25,136,203     1,664,482      7

The decrease in passenger revenue is attributable to reduced passenger demand due to the 9/11 events and their impact on the economy, and termination of unprofitable service from Mountain Home AR - St. Louis MO in October 2001. The decrease was partially offset by Moses Lake - Seattle passenger traffic that commenced in July 2001, a full year of passenger traffic on a second Billings - Denver trip, and traffic in the Billings - Boise market that commenced in May 2002. The increase in public service revenue is due to the $2 million in emergency EAS subsidy funding, subsidy for the Moses Lake service that commenced in July 2001, and the full year impact of additional subsidy that became effective December 2000 for the Montana EAS contract. Cargo revenue declined significantly due to new regulations imposed by the FAA on the carriage of cargo, and new requirements imposed by the U.S. Postal service on mail carriage. Due to the prohibitive cost of complying with the new regulations given the relatively small amount of cargo and mail that has historically been carried, Big Sky now only carries small parcel and express type shipments from long-term known customers.

                                                                   INCREASE
                                              2002         2001   (DECREASE)     %
             FLYING OPERATIONS          10,774,886   10,425,333      349,553     3
             MAINTENANCE                 6,581,318    5,622,635      958,683    17
             TRAFFIC                     6,410,550    5,602,259      808,291    14
             MARKETING                   1,582,969    1,923,377    (340,408)   (18)
             GENERAL AND ADMIN.          1,410,374    1,385,039       25,335     2
             DEPRECIATION                  468,121      381,907       86,214    23

             TOTAL OPERATING EXPENSE    27,228,218   25,340,550    1,887,668     7

The increase in flying operations' expense is due to a $260,000 increase in aircraft hull insurance premium costs (62%), the ownership and related cost of operating 16 equivalent aircraft versus 15 equivalent aircraft in the prior year and a 4% increase in aircraft operations in the current period. These increases were offset by an average fuel price decline of approximately 20%.

The increase in maintenance expense is primarily attributable to maintaining one additional equivalent aircraft during the current year, a 4% increase in aircraft operations in the current period, and a large increase for engine maintenance and related costs versus the prior year. During the current period four scheduled CAMP inspections (overhauls), the actual cost exceeded the balance of the engine reserve set-asides paid to lessors, resulting in additional expense. Additionally, more unscheduled engine maintenance occurred than in the prior period. A third element was an Airworthiness Directive issued for the Garrett engines that mandated replacement of certain internal gear components on all engines, which primarily occurred within the current period.

The increases in traffic servicing expense resulted from a substantial increase in air traffic liability and war risk liability insurance premiums ($390,000 increase, or 64%) and a $110,000 (53%) increase in security expenses directly related to 9/11. The remaining increase in traffic expense is related to the new Moses Lake - Seattle service (commenced July 2001) and Billings - Boise service offset by the closing of the Mountain Home - St. Louis service in October 2001.

Marketing expense declined due to reductions in advertising of approximately $185,000, lower traffic commission paid to travel agents due to termination of the commission program late in the year ($80,000 savings), and an $80,000 savings in telephone charges due to a negotiated rate decrease.

Depreciation expense increased due to capital expenditures in 2002 related to ramp equipment, a passenger bus, and leasehold improvements at DFW. The increase is also attributed to the full year depreciation of a spare engine, software, aircraft leasehold improvements and other assets acquired in fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES: A review of current liquidity for the last two years is presented in the following chart:

                                            WORKING CAPITAL     CURRENT RATIO
                YEAR ENDED JUNE 30, 2001          (1,907,570)       .67:1

                YEAR ENDED JUNE 30, 2002          (1,862,212)       .67:1

A review of the capital resources for the last two years is presented below:

                                      LONG TERM DEBT
                               (EXCL CURRENT PORTION)    SHAREHOLDERS' EQUITY
     YEAR ENDED JUNE 30, 2001               1,586,285                 473,645

     YEAR ENDED JUNE 30, 2002               1,763,833                 127,154

Big Sky established a line of credit for $1,500,000 through First Interstate Bank ("the Bank") of Billings that reduced to $1,400,000 in May 2002 in conjunction with the receipt of a $495,000 participation loan through the Montana State Board of Investment and the Bank. The actual line availability is based upon a borrowing formula covering accounts receivable, inventories and accounts payable. Big Sky uses the line primarily to supplement timing differences in cash flow. During the 12 month period ended June 30, 2002, Big Sky's draws against the line of credit ranged from a low of approximately $29,000 to a high of $1,500,000.

The improvement in working capital is the result of the use of proceeds of the participation loan offset by the current portion payable on that loan and an increase in unearned ticket revenues. Eighty percent of the participation loan came from the Montana Board of Investment and the remaining twenty percent from the Bank. Big Sky purchased a $100,000 certificate of deposit to secure its obligation to the Bank for its portion of the loan and the line of credit. The remaining portion of the loan was used for working capital.

Cash provided by operating activities for the year ended June 30, 2002 was $45,806 compared to $439,137 in the prior year. The decline is due to a reduction in accounts payable and accrued expenses in the current period compared to a large increase in the prior year. In addition, $145,000 in certificates of deposit were purchased during the period, as required by Big Sky's lenders. Cash used for investing activities in 2002 was $103,660 compared to $679,033 in 2001. The decrease is due to the curtailment of any equipment purchases due to the uncertainty caused by the events of 9/11. Cash from financing activities for 2002 was $57,854 compared to $239,896 in 2001. The proceeds from the participation loan were offset by a reduction in the line of credit balance and payments on long-term debt. Losses over the past three years have resulted in a decline in shareholders equity.

The award of the EAS contract in the Dallas region to Air Midwest occurred in July 2002 and Big Sky's appeal for reconsideration of the DOT decision was rejected in August. This has resulted in the implementation of a transition plan that commences with the discontinuation of service in Dallas by September 30, 2002. Three of the five aircraft used in Dallas will relocate to new non-subsidized markets that are in proximity to the Billings operation, as described in Item 1. (b). (3). Status of any Publicly Announced New Service. Big Sky has evaluated these new markets for quite some time in conjunction with the development of a long-term business plan that was completed prior to the events of 9/11. We believe that these markets provide the best opportunity for quick success due to their demographics and the involvement and assistance offered by the communities in initiating services. One of the remaining two aircraft used in the Dallas region was returned to the lessor in September as described in
Item 2. (a). Big Sky has also notified a different lessor of its intent to return an aircraft under the terms of its lease, due to the loss of the Dallas EAS contract.

During the 2002 fiscal year Big Sky has actively sought additional equity to improve its financial and operational situation, either through investment in Big Sky or through a combination with another company. Though June 30, 2002 Big Sky had not been successful in obtaining additional capitalization. However, as announced on September 26, 2002 Big Sky entered into a Merger Agreement with Mesaba Holdings on September 26, 2002, whereby that company will, upon the satisfaction of certain contingencies, submit a tender offer to purchase all of Big Sky's common stock at $2.60 per share and upon satisfactory completion of the tender offer and subsequent merger Big Sky will be a wholly owned subsidiary of Mesaba Holdings, with Big Sky to no longer have publicly traded stock. While there can be no assurance that the tender offer and merger will close due to the contingencies, Big Sky believes that closing of the transaction with Mesaba Holdings will be beneficial both to Big Sky's shareholders whose stock may be acquired and for the future of Big Sky's operations.

                          ITEM 7. FINANCIAL STATEMENTS

Big Sky's complete audited financial statements for 2002 are appended to this report.

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

                                    PART III
    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) IDENTITY OF DIRECTORS AND EXECUTIVE OFFICERS.

The stockholders elect directors of the Corporation annually. The Board elects Executive officers annually and serves at its discretion. No arrangement exists between any executive officer and any other person or persons pursuant to which any officer was or is to be selected as an executive officer.

The directors and executive officers are listed below, along with the following information: Name, Executive Offices Held With Big Sky Transportation Co., Principal Occupation, Previous Employment, Outside Directorships, Education & Stock Owned (including exercisable options): (a), (b)

JON MARCHI, DIRECTOR & EXECUTIVE OFFICER:

Big Sky--Chairman of the Board, April 1996 to-date; Secretary 1991 to 1995; Outside Director since 1979;
Principal Business--Owner & President, Marchi Angus Ranches, Polson, MT, 1985 to-date; Director & Chairman, Glacier Venture Fund, Director & Chairman, Development Corporation of Montana.
Other--Director, College of Business Advisory Board, Montana State University-Billings, Montana Small Business Administration Advisory Council and Director and Past President, Montana Ambassadors;
Education--B.S. Business & M.S. Finance, University of Montana;
Age--56; Stock -- 70,556 (c), % Class -- 5.6% (k).

JACK K. DANIELS, DIRECTOR & EXECUTIVE OFFICER:

Big Sky -- Vice Chairman of the Board & Assistant Secretary, April 1995 to February 1998; Outside Director since 1990; Interim CEO August 1997 to January 1998.
Principal Business--Owner/President, SerVair Accessories, Inc., Williston, ND, 1950 to 1994 (retired);
Other--Former Chairman, North Dakota Aeronautics (retired); Former Treasurer, National Committee of Cities & States for Airline Service;
Age--77; Stock--26,620 (d), % Class -- 2.1% (k).

STEPHEN D. HUNTINGTON, DIRECTOR & EXECUTIVE OFFICER:

Big Sky -- Assistant Secretary, February 1998 to-date; Secretary 1996 to February 1998; Outside Director since 1994;
Principal Business--Principal, Northern Rockies Venture Fund, Butte, MT, 1990 to-date;
Other -- Former Vice President, Corporate Development & Finance, MSE, Inc.; Former Owner/Manager, MountainWest Management; Former Executive Director, Montana Science and Technology Alliance.
Education--B.A. Political Science and Graduate Studies, Law & Public Administration, University of Montana;
Age--46; Stock--15,600 (e); % Class 1.2% (k)

BARBARA H. NEMECEK, DIRECTOR & EXECUTIVE OFFICER:

Big Sky -- Outside Director since 2000;
Principal Business -- Dean, University of Wisconsin at River Falls College of Business 2001 - to date, Dean, Montana State University-Billings College of Business, 1997 - 2001; Associate Professor, University of Nebraska-Kearney Management & Marketing Department, Kearney, NB, 1993 - 1997.
Other -- Director, U.S. Bank-Billings, Marketing Management Association and Billings Area Fuel Cell Advisory Committee
Education--B.S. General Home Economics, University of Wisconsin-Stout, M.S. Clothing, Textiles and Related Arts, Ph.D. Business Administration, University of Minnesota
Age--63; Stock -- 8,667 (f); % Class .7% (k)

EDWARD J. WETHERBEE, DIRECTOR & EXECUTIVE OFFICER:

Big Sky -- Outside Director since 2000;
Principal Business -- Managing Partner, Alliance Commercial Partners, Lakewood, CO, 1988 to-date.
Other -- Director, Nutritional Laboratories International, Inc., CV Technologies, Inc. and Venture Capital Association of Colorado. Former Director and President, Colorado Energy Management, LLC; Former Executive Vice President, Colorado Venture Management Inc.
Education -- B.S. Business Administration, University of Colorado, M.B.A University of Denver
Age--43; Stock -- 2,667 (i); % Class .02% (k)

KEN L. THUERBACH, DIRECTOR & EXECUTIVE OFFICER:

Big Sky --  Outside Director since 2000;
Principal Business -- Chief Executive Officer, Alpine Log Homes, 1995 to-date; Adjunct Professor, University of Montana Graduate School of Business; Member, National Entrepreneurial Foundation Advisory Board.
Other -- Director, Montana World Trade Center; Chairman, Montana Capital Network; Former Director, Montana Entrepreneurship Centers; Former Member, Board of Governors, Montana Science and Technology Alliance Venture Capital Fund; Former Chairman, Eclipse Technologies, Inc., Former Director, Sea-Vu Corporation.
Education -- B.S. University of Denver, M.B.A. Harvard University
Age--56; Stock -- 2,667 (j); % Class .02% (k)

CRAIG DENNEY, DIRECTOR & EXECUTIVE OFFICER:

Big Sky--Executive Vice President & COO, December 1995 to-date; Secretary and Assistant Treasurer, February 1998 to date; Director since 1995;
Previous Employment--Transportation Agent, Northwest Airlines, Inc., Great Falls & Butte, MT, 1974-1978;
Other--Member & Former Chairman, Air Carrier Advisory Committee, Billings Logan International Airport; Member, Aviation Council, Department of Aviation, Rocky Mountain College.
Education--A.A. Aviation Administration, Anoka Ramsey J. C., Coon Rapids, MN; Age--48; Stock -- 61,420 (g), % Class 4.8% (k)

KIM B. CHAMPNEY, DIRECTOR & EXECUTIVE OFFICER:

Big Sky--President & CEO, January 1998 to date; Interim CFO, March 1998 to date; Director, 1998 to-date
Previous Employment -- Vice President Business Development, Merlin Express,
San Antonio TX, 1993-1997, Director Airline Planning, DHL Airways, Cincinnati OH, 1990-1993; Director Financial Analysis, Braniff Inc,, Orlando FL, 1989-1990; Director Corporate Planning, Piedmont Airlines, Winston-Salem NC, 1986-1989; Treasurer, 1985-1986, Controller 1981-1985, Empire Airlines Inc., Utica/Rome NY Manager General Accounting, The Black Clawson Co., Fulton NY, 1976-1981 Other--College of Business Advisory Board, Montana State University - Billings, Director, Montana Ambassadors, Member, Montana State Tourism Advisory Council, Trustee, Independent School District, Director, Montana State Chamber of Commerce
Education--B.S. Accounting, Rochester Institute of Technology, Rochester NY. Age--48; Stock -- 85,300 (h) Class -- 6.7% (k)

         a) The above-listed directors were duly elected at the 2002 Annual Meeting of Stockholders. The Corporation's present executive officers and Board leadership were elected in March 2002. Except as indicated above, each director has held the outside positions shown above, or other executive positions with the same business for the past five years.

         (b) Shares shown reflect outstanding shares of 1996 Series Common Stock beneficially owned, both directly and indirectly, as of June 30, 2002, as well as options exercisable within 60 days thereof, and any options known to be exercised as of the report date. Beneficial ownership shown represents sole voting and investment power. 1998-99 service-related stock option awards are included for outside directors, whether exercised or not. Note that options exercisable may or may not be exercised.

         (c) 62,556 shares owned. Options exercisable at 6/30/2002 on 8,000 shares.

         (d) 18,620 shares owned. Options exercisable at 6/30/2002 on 8,000 shares.

         (e) 5,600 shares owned. Options exercisable at 6/30/2002 on 10,000 shares.

         (f) 5,000 shares owned. Options exercisable at 6/30/2002 on 3,667 shares.

         (g) 21,420 shares owned. Options exercisable at 6/30/2002 on 40,000 shares.

         (h) 5,300 shares owned. Options exercisable at 6/30/2002 on 80,000 shares.

         (i) No shares owned. Options exercisable at 6/30/2002 on 2,667 shares.

         (j) No shares owned. Options exercisable at 6/30/2002 on 2,667 shares.

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

(e) COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Based upon its review of SEC Forms 3, 4, and 5 and amendments thereto furnished to Big Sky under Rule 16a-3(e), Big Sky has not found any late or delinquent reports by any person who was a director, officer, or beneficial owner of more than 10% of any class of Big Sky's equity securities during 2002.

                         ITEM 10. EXECUTIVE COMPENSATION

(a) EXECUTIVE COMPENSATION.

In the table set forth below is compensation information for the President/CEO (Mr. Champney) in 2000, 2001, and 2002, the sole "named executive" of the Corporation, for which such reporting is required.

                                                      LONG-TERM               OTHER
                                                     COMPENSATION        COMPENSATION --
                    SALARY (1)      BONUS (2)     STOCK OPTIONS # (3)        NON-CASH
      2002            95,000            0               30,000                  0
      2001            95,000            0               30,000                  0
      2000            95,000            0                    0                  0


(1) Base compensation.

(2) Cash Bonus.

(3) Stock options shown are post-recapitalization.


(b) BOARD COMPENSATION.

At June 30, 2002, the Corporation had eight directors -- six "outside" (non-employee) directors and two "inside" (employee) directors. The Corporation is authorized to pay each of its outside directors base compensation of $1,000 per year, plus $300 for each regularly scheduled in-person Board meeting attended and $150 for each tele-conference meeting attended. Additionally, outside directors receive $75 per hour, up to a maximum of $300 per day, for work on special projects. Board members are reimbursed for out-of-pocket expenses required in the performance of their duties and to attend Board meetings and committee meetings. The Chairman is also paid fixed compensation of $500 per month. Payments for outside directors' services during 2002 were $49,444 as follows:

                              ITEM                      PAYMENTS
             MTGS., CONF. & SPECIAL PROJECTS (1)            $39,675
             EXPENSE REIMBURSEMENT (2)                        9,769

                         TOTAL                              $49,444

(1) Annual base compensation, individual meeting compensation, and monthly base compensation (applicable for Chairman). Individual totals as follows:
Marchi-$23,575 Huntington- $3,100, Wetherbee-$3,400, Nemecek-$3,100, Thuerbach-$3,400 and Daniels-$3,100. Expenses shown are exclusive of legal, professional & other fees related to board matters.

(2) Includes travel and per diem.


The Corporation has an Outside Directors Stock Option Plan, granting outside directors the option to purchase 2,000 shares of stock annually at the conclusion of each year's service, at the market price on that date. The option term is five years. Under this Plan, prior to 1997, options had been granted to purchase 10,000 shares at $.9375 per share. Options to purchase an additional 8,000 shares were granted under this Plan in February 1997 at $1.125 per share. Options to purchase an additional 8,000 shares were granted under the Plan in February 1998 at $1.3875 per share. Options to purchase an additional 8,000 shares were granted under the Plan in February 1999 at $1.9375 per share. Options to purchase an additional 8,000 shares were granted under the Plan in February 2000 at $.9375 per share. Options to purchase an additional 9,001 shares were granted under the Plan in February 2001 at $1.1875 per share. Options to purchase an additional 12,000 shares were granted under the Plan in March 2002 at $1.00 per share (Note: above share price and share amounts are post-recapitalization)

(c) COMPENSATION & MANAGEMENT DEVELOPMENT.

During 2002, the Board's Committee on Compensation and Management Development was comprised of Messrs. Marchi and Huntington. The Committee is responsible to provide an annual review of the President/CEO, recommend compensation and incentive changes with regard to the President/CEO and generally to offer guidance to the Board with regard to senior management organization, performance incentives and development.

(d) OFFICER AND DIRECTOR STOCK OPTIONS.

The table below summarizes options to purchase shares, which have been issued to existing board members and executive officers under its stock option plans and were outstanding and exercisable, but not exercised as of June 30, 2002 (post-recapitalization basis):

                OFFICE/DIRECTOR          GRANT        STOCK OPTIONS
                 & OPTION PLAN            DATE     OUTSTANDING (SHARES)  OPTIONS PRICE ($)

          CRAIG DENNEY

             1996 Team Inc.               3/98            20,000              1.09375
             1999 LTISOP                 10/00            10,000              1.12500
             1999 LTISOP.                 7/01            10,000              1.12000

          STEPHEN D. HUNTINGTON

             1995 DSOP                    2/98            2,000               1.38750
             1995 DSOP                    2/99            2,000               1.93750
             1995 DSOP                    2/00            2,000                .93750
             1995 DSOP                    2/01            2,000               1.18750
             1995 DSOP                    3/02            2,000               1.00000

          JACK K. DANIELS

             1995 DSOP                    2/98            2,000               1.38750
             1995 DSOP                    2/99            2,000               1.93750
             1995 DSOP                    2/01            2,000               1.18750
             1995 DSOP                    3/02            2,000               1.00000

          JON MARCHI

             1995 DSOP                    2/99            2,000               1.93750
             1995 DSOP                    2/00            2,000                .93750
             1995 DSOP                    2/01            2,000               1.18750
             1995 DSOP                    3/02            2,000               1.00000

          BARBARA NEMECEK

             1995 DSOP                    2/01            1,667               1.18750
             1995 DSOP                    3/02            2,000               1.00000

          EDWARD J. WETHERBEE

             1995 DSOP                    2/01             667                1.18750
             1995 DSOP                    3/02            2,000               1.00000

          KEN L. THUERBACH

             1995 DSOP                    2/01             667                1.18750
             1995 DSOP                    3/02            2,000               1.00000

          KIM CHAMPNEY

             1996 QSOP                    3/99            20,000              1.18750
             1999 LTISOP                 10/00            30,000              1.12500
             1999 LTISOP                  7/01            30,000              1.12000

Notes: No other options are outstanding to officers and directors. In 1995 and 1996, the Board reserved additional stock options solely for new business development incentive purposes for principal management contingent on the attainment of specific objectives and/or further Board approvals, (1) Team Incentive Plan--60,000 shares @ $1.09375; earned and issued in 1998 and (2) 1995 Special Stock Option Plan--6,000 shares @ $.6250, earned and issued in 1998 & 4,000 shares @ $.7500, not awarded. (shares and prices are post-recapitalization)

Current market bid/asked prices are $.50 per share.

QSOP = Qualified Stock Option Plan, DSOP = Director Stock Option Plan, Team Inc = Team Incentive Plan.

LTISOP = Long Term Incentive Stock Option Plan

(e) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN CONTROL ARRANGEMENTS.

Big Sky has an executive employment agreement with Mr. Champney that provides for a base compensation of $9,600 per month, increasing to $10,500 per month on July 1, 2003, and to certain incentive stock options and cash bonuses based upon performance and objectives, as awarded by the Board of Directors. Mr. Champney's agreement expires on June 30, 2004.

Big Sky has an executive employment agreement with Mr. Denney that provides for a base compensation of $7,500 per month, increasing to $8,000 per month on July 1, 2003, and to certain incentive stock options and cash bonuses based upon performance and objectives, as awarded by the Board of Directors. Mr. Denney's agreement expires on June 30, 2004.

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                         BENEFICIAL OWNERS & MANAGEMENT

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

The following table provides information, as of June 30, 2002, with respect to each person known to Big Sky to own beneficially more than five percent (5%) of the outstanding Common Stock:

            BENEFICIAL OWNER                        SHARES #     %CLASS
            Derby West Corp., LLC, Sheridan, WY (a)  332,520      26.2
            Northern Rockies Venture Fund (c)        114,286       9.0
            H. V. Holeman, Las Vegas, NV (b)         108,780       8.6
            Kim Champney                              85,300       6.7
            Jon Marchi                                70,556       5.6



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

(b) SECURITY OWNERSHIP OF MANAGEMENT

The following table provides information as of June 30, 2002 with respect to Common Stock beneficially owned by officers and directors of Big Sky:

          OFFICER OR DIRECTOR                       SHARES #     % CLASS
          JON MARCHI                                 70,556        5.6
          JACK K. DANIELS                            26,620        2.1
          STEPHEN D. HUNTINGTON                      15,600        1.2
          BARBARA H. NEMECEK                          8,667         .7
          EDWARD J. WETHERBEE                         2,667         --
          KEN L. THUERBACH                            2,667         --
          CRAIG DENNEY                               61,420        4.8
          KIM B. CHAMPNEY                            85,300        6.7

          TOTAL MANAGEMENT OWNERSHIP                273,497       21.5




(c) CHANGES IN CONTROL.

There are no arrangements known to Big Sky that may result in a change of control of Big Sky.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) TRANSACTIONS WITH INSIDERS.

In March 1994, Big Sky leased land and a hangar and office facility from Jon Marchi, a director, officer and shareholder. On December 1, 1999 this lease was renewed and combined with another lease for a new general office building. Management believes that the terms of the leases were as favorable as those that could have been obtained from independent third parties. The lease extends for 15 years and contains a six-year option to extend and provides Big Sky four separate purchase options. Total payments under these leases were $80,453 in 2002 and 2001.

(b) TRANSACTIONS WITH PROMOTERS.

Big Sky has had no transactions with promoters during the past five years.


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS: (referenced by type)

(2) PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR SUCCESSION.

Big Sky' Merger Agreement (subject to contingencies) with Mesaba Holdings announced September 26, 2002 filed with Form 8-K on September 27, 2002, incorporated herein by reference.

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

(9) VOTING TRUST AGREEMENTS - Big Sky has no voting trust agreements.

(10) MATERIAL CONTRACTS.

(i) Substantial Business Contracts.

(a) DOT Order 2002-8-3, issued August 7, 2002, establishing final subsidy rate for Big Sky as Essential Air Service carrier at seven Montana points. This order amends DOT Order 2000-11-11 by revising subsidy rates for the period October 1, 2001 through November 30, 2002.

(b) DOT Order 2002-8-1, issued August 2, 2002 establishing final subsidy rate for Big Sky as Essential Air Service carrier for Moses Lake/Ephrata, Washington. This order amends DOT Order 2001-6-22 by revising subsidy rates for the period October 1, 2001 through July 31, 2003.

(c) DOT Order 2002-7-2, issued July 1, 2002 provided for the selection of Air Midwest, Inc. as Essential Air Service carrier, replacing Big Sky, for seven points in Arkansas, Oklahoma, and Texas with a hub in Dallas, Texas.

(d) DOT Order 2001-6-22, issued June 25, 2001, provided for selection of Big Sky as Essential Air Service carrier for Moses Lake/Ephrata, Washington to Seattle through July 31, 2003 at an annual subsidy rate of $479,702, incorporated herein by reference.

(e) DOT Order 2000-11-11, issued November 13, 2000, provided for selection of Big Sky as Essential Air Service carrier at seven Montana points to the hub at Billings and one daily trip between Sidney and Bismarck from December 1, 2000 through November 30, 2002 at an annual subsidy rate of $4,697,222, incorporated herein by reference.

(f) DOT Order 99-12-28, issued December 29,1999, provided for selection of Big Sky as Essential Air Service carrier for eight points in Arkansas, Oklahoma, and Texas, with hub at Dallas, Texas, through November 30, 2001. See Exhibit 10 (c) to Company's report on Form 10-QSB filed February 14, 2000, incorporated herein by reference.

(g) Merger Agreement - Agreement & Plan of Merger with Mesaba Holdings Inc. and Ranger Acquisition Corp. entered into on September 26, 2002 filed with Report on Form 8-K on September 27, 2002 and incorporated herein by reference.


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

(b) The Employment Agreement between Big Sky and its President/CEO, Kim B. Champney, dated April 3, 1998, establishes a base salary of $7,917 per month with increases, and provides for certain performance based stock options. A copy of said Employment Agreement was filed with Big Sky's Form 10-KSB dated September 28, 1999, and is incorporated by reference. This Employment Agreement was extended in February 2002, for a period ending June 30, 2004, with certain changes in compensation establishing a base salary of $9,200 per month with increases.

(11) STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS - See attached financial statements, note 1.

(b) REPORTS ON FORM 8-K - On September 26, 2002, Big Sky filed a report on Form 8-K incorporating a joint press release with Mesaba Holdings that announced the Merger Agreement (subject to contingencies) between Big Sky and Mesaba Holdings, including a planned tender offer to Big Sky's shareholders. That report on Form 8-K and exhibits thereto are incorporated herein by reference. No reports were filed on Form 8-K during the 12-month period ended June 30, 2002.

SIGNATURES:
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

BIG SKY TRANSPORTATION CO
   dba BIG SKY AIRLINES


/s/ Kim B. Champney
-------------------------
Kim B. Champney                                               September 27, 2002
Director, President & Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:

/s/ Jon Marchi
-------------------------
Jon Marchi
Director, Chairman                                            September 27, 2002

/s/ Jack K. Daniels
-------------------------
Jack K. Daniels
Director, Vice Chairman                                       September 27, 2002

/s/ Craig Denney
-------------------------
Craig Denney
Director, Executive VP/Secretary & Chief Operating Officer    September 27, 2002

/s/ Stephen D. Huntington
-------------------------
Stephen D. Huntington
Director, Assistant Secretary                                 September 27, 2002

/s/ Ken L. Thuerbach
-------------------------
Ken L. Thuerbach
Director, Assistant Secretary                                 September 27, 2002

/s/ Barbara H. Nemecek
-------------------------
Barbara H. Nemecek
Director, Assistant Treasurer                                 September 27, 2002

/s/ Edward J. Wetherbee
-------------------------
Edward J. Wetherbee
Director, Assistant Treasurer                                 September 27, 2002

                                  CERTIFICATION
                     PURSUANT TO AND IN CONNECTION WITH THE
                          ANNUAL REPORTS ON FORM 10-KSB
 TO BE FILED UNDER SECTIONS 13 AND 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934,
                                   AS AMENDED

I, Kim B. Champney, Chief Executive Officer and Interim Chief Financial Officer of Big Sky Transportation Co. (the "Registrant"), certify that:

     1. I have reviewed this annual report on Form 10-KSB of the Registrant for the fiscal year ending June 30, 2002;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.


     Date:  September 27, 2002               /s/ Kim B. Champney
                                             -------------------
                                             Kim B. Champney
                                             Chief Executive Officer and
                                             Interim Chief Financial Officer of
                                             Big Sky Transportation Co.


     Note: The above certificate is for an annual report for the period ending prior to August 29, 2002. Pursuant to and in accordance with the transition rules promulgated by the Securities and Exchange Commission, paragraphs 4,5 and 6 of the form of certification required under Sections 13 and 15(d) of the Securities and Exchange Act of 1934, as amended, have been excluded from the above certificate

                           BIG SKY TRANSPORTATION CO.

                              FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

BIG SKY TRANSPORTATION CO.

Table of Contents

                                                                            PAGE
INDEPENDENT AUDITORS' REPORT                                                   1

    Balance Sheets                                                             2
    Operations                                                                 3
    Stockholders' Equity                                                       4
    Cash Flows                                                                 5
    Notes to Financial Statements                                           6-17

                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

The Stockholders and Board of Directors
BIG SKY TRANSPORTATION CO.
Billings, Montana

We have audited the accompanying balance sheets of BIG SKY TRANSPORTATION CO. as of June 30, 2002 and 2001 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the financial statements, a significant portion of the Company's revenues for the years ended June 30, 2002 and 2001 were derived from routes which are subsidized by the Federal Essential Air Service (EAS) program.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BIG SKY TRANSPORTATION CO. as of June 30, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Eide Bailly LLP

Billings, Montana
August 23, 2002

BIG SKY TRANSPORTATION CO.
BALANCE SHEETS
JUNE 30, 2002 AND 2001

--------------------------------------------------------------------------------

                                                                          2002              2001
                                                                       -----------       -----------
ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                         $        --       $        --
     Restricted cash                                                       282,500           137,500
     Accounts receivable, less allowance for doubtful receivables
         of $48,000 in 2002 and $57,000 in 2001                          2,194,088         2,368,090
     Income tax refund receivable                                               --            10,438
     Expendable parts and supplies                                       1,061,884           941,011
     Prepaid expenses                                                      274,932           266,589
     Deferred income taxes                                                  30,000            69,000
                                                                       -----------       -----------
             Total current assets                                        3,843,404         3,792,628
                                                                       -----------       -----------

OTHER ASSETS
     Deferred income taxes                                                 705,600           531,000
     Deposits and other assets                                              46,111            56,650
                                                                       -----------       -----------
                                                                           751,711           587,650
                                                                       -----------       -----------

PROPERTY AND EQUIPMENT                                                   3,001,488         3,379,850
                                                                       -----------       -----------

                                                                       $ 7,596,603       $ 7,760,128
                                                                       ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Note payable                                                      $ 1,207,436       $ 1,414,058
     Current maturities of long-term debt                                  311,216           224,288
     Accounts payable                                                    2,252,176         2,208,786
     Accrued expenses                                                      806,382           920,922
     Traffic balances payable and unused tickets                         1,127,015           932,144
     Income taxes payable                                                    1,391                --
                                                                       -----------       -----------
             Total current liabilities                                   5,705,616         5,700,198
                                                                       -----------       -----------
LONG-TERM DEBT, less current maturities                                  1,763,833         1,586,285
                                                                       -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Common stock, no par value
         Authorized, 20,000,000 shares
         Issued  1,252,112 shares in 2002 and 2001                         819,125           819,125
     Additional paid-in capital                                            242,034           242,034
     Accumulated deficit                                                  (910,152)         (563,661)
                                                                       -----------       -----------
                                                                           151,007           497,498
     Less treasury stock at cost (20,000 shares in 2002 and 2001)          (23,853)          (23,853)
                                                                       -----------       -----------
                                                                           127,154           473,645
                                                                       -----------       -----------

                                                                       $ 7,596,603       $ 7,760,128
                                                                       ===========       ===========


See notes to financial statements.                                             2

BIG SKY TRANSPORTATION CO.
STATEMENTS OF OPERATIONS
YEARS ENDED JUNE 30, 2002 AND 2001

--------------------------------------------------------------------------------

                                                    2002               2001
                                                ------------       ------------
OPERATING REVENUE
     Passenger                                  $ 12,106,994       $ 13,321,353
     Public service                               14,236,329         11,170,732
     Cargo                                           100,113            210,062
     Other                                           357,249            434,056
                                                ------------       ------------
         Total operating revenue                  26,800,685         25,136,203
                                                ------------       ------------

OPERATING EXPENSES
     Flying operations                            10,774,886         10,425,333
     Maintenance                                   6,581,318          5,622,635
     Traffic                                       6,410,550          5,602,259
     Marketing                                     1,582,969          1,923,377
     General and administrative                    1,410,374          1,385,039
     Depreciation and amortization                   468,121            381,907
                                                ------------       ------------
         Total operating expenses                 27,228,218         25,340,550
                                                ------------       ------------

LOSS FROM OPERATIONS                                (427,533)          (204,347)

OTHER INCOME (EXPENSE)
     Interest expense                               (283,191)          (286,167)
     Interest income                                  11,080             19,125
     Federal stabilization assistance                231,454                 --
     Loss on sale of equipment                       (13,901)           (28,415)
                                                ------------       ------------

LOSS BEFORE INCOME TAXES                            (482,091)          (499,804)

INCOME TAX BENEFIT                                  (135,600)          (166,000)
                                                ------------       ------------

NET LOSS                                        $   (346,491)      $   (333,804)
                                                ============       ============


BASIC LOSS PER COMMON SHARE                     $      (0.28)      $      (0.27)
                                                ============       ============

DILUTED LOSS PER COMMON SHARE                   $      (0.28)      $      (0.27)
                                                ============       ============


See Notes to Financial Statements                                              3

BIG SKY TRANSPORTATION CO.
STATEMENTS OF STOCKHOLDER'S EQUITY
YEARS ENDED JUNE 30, 2002 AND 2001

--------------------------------------------------------------------------------


                                      COMMON STOCK              ADDITIONAL
                               --------------------------         PAID-IN         TREASURY         ACCUMULATED
                                 SHARES           AMOUNT          CAPITAL           STOCK            DEFICIT            TOTAL
                               ---------        ---------        ---------        ---------         ---------         ---------
BALANCE, JUNE 30, 2000         1,248,102        $ 815,375        $ 242,034        $ (23,853)        $(229,857)        $ 803,699

    Common stock issued            4,010            3,750               --               --                --             3,750

    Net loss                          --               --               --               --          (333,804)         (333,804)
                               ---------        ---------        ---------        ---------         ---------         ---------

BALANCE, JUNE 30, 2001         1,252,112          819,125          242,034          (23,853)         (563,661)          473,645

    Common stock issued               --               --               --               --                --                --

    Net loss                          --               --               --               --          (346,491)         (346,491)
                               ---------        ---------        ---------        ---------         ---------         ---------

BALANCE, JUNE 30, 2002         1,252,112        $ 819,125        $ 242,034        $ (23,853)        $(910,152)        $ 127,154
                               =========        =========        =========        =========         =========         =========


See notes to financial statements.                                             4

BIG SKY TRANSPORTATION CO.
STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2002 AND 2001

--------------------------------------------------------------------------------

                                                                             2002              2001
                                                                          -----------       -----------
OPERATING ACTIVITIES
     Net loss                                                             $  (346,491)      $  (333,804)
     Charges and credits to net loss not affecting cash
         Depreciation and amortization                                        468,121           381,907
         Loss on sale of equipment                                             13,901            28,415
         Deferred income taxes                                               (135,600)         (166,000)
     Changes in assets and liabilities
         Restricted cash                                                     (145,000)               --
         Receivables                                                          174,002           (72,956)
         Expendable parts and supplies                                       (120,873)         (433,136)
         Prepaid expense                                                       (8,343)          (25,895)
         Deposits and other assets                                             10,539            23,304
         Accounts payable and accrued expenses                                (71,150)        1,002,144
         Traffic balances payable and unused tickets                          194,871            13,157
         Income taxes                                                          11,829            22,001
                                                                          -----------       -----------

NET CASH FROM (USED FOR) OPERATING ACTIVITIES                                  45,806           439,137
                                                                          -----------       -----------

INVESTING ACTIVITIES
     Proceeds from sale of equipment                                            3,050            50,350
     Property and equipment purchases                                        (106,710)         (729,383)
                                                                          -----------       -----------

NET CASH USED FOR INVESTING ACTIVITIES                                       (103,660)         (679,033)
                                                                          -----------       -----------

FINANCING ACTIVITIES
     Net borrowings on short-term note payable                               (206,622)          188,420
     Proceeds from long-term debt borrowings                                  495,000           259,500
     Payments on long-term debt, including capital lease obligations         (230,524)         (211,774)
     Proceeds from issuance of common stock                                        --             3,750
                                                                          -----------       -----------

NET CASH FROM FINANCING ACTIVITIES                                             57,854           239,896
                                                                          -----------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            --                --

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     --                --
                                                                          -----------       -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $        --       $        --
                                                                          ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION
          Cash paid during the year
              Interest                                                    $   283,191       $   286,167
              Income taxes (refunds)                                          (11,829)          (22,001)
                                                                          ===========       ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
      AND FINANCING ACTIVITIES
         Inventory held for sale transferred to equipment                 $        --       $    30,000
                                                                          ===========       ===========


See notes to financial statements.                                             5

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

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

At June 30, 2002, scheduled air service was provided to eighteen communities in Montana, Idaho, Washington and North Dakota via its Billings, Montana hub and to eight cities in the south central United States via its Dallas, Texas hub. The two hub systems are connected via Denver, Colorado. Services between the Billings hub and seven isolated communities in central/eastern Montana are performed under contract with the U.S. Department of Transportation's Essential Air Services (EAS) program.

The Company also provided EAS to eight points in Arkansas, Oklahoma, and Texas. On July 1, 2002, the Department of Transportation awarded the EAS contract for this region to another air carrier. Therefore, effective September 30, 2002, the Company will no longer provide service to Arkansas, Oklahoma, and Texas.

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

The Company's cash balances are maintained at various financial institutions. At June 30, 2002, the total balance at any of the institutions was not in excess of federal insurance limits.

(continued on next page)                                                       6

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

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

Earnings Per Share

Following is a reconciliation of the numerators and the denominators of the basic and diluted earnings (loss) per share.

                                                                         YEAR ENDED JUNE 30, 2002
                                                      ----------------------------------------------------------------

                                                                                                       PER-SHARE
                                                            AMOUNT                SHARES                  LOSS
                                                      -----------------------------------------    -------------------
     BASIC EARNINGS (LOSS) PER SHARE
          NET LOSS                                            $ (346,491)            1,252,112                $ (0.28)

     EFFECT OF DILUTIVE SECURITIES OPTIONS                            --                   375
                                                      -------------------    ------------------

     DILUTED EARNINGS (LOSS) PER SHARE
          NET LOSS                                            $ (346,491)            1,252,487                $ (0.28)
                                                      ===================    ==================    ===================


(continued on next page)                                                       7

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

--------------------------------------------------------------------------------

                                                                        Year Ended June 30, 2001
                                                     ----------------------------------------------------------------

                                                                                                      Per-Share
                                                           Amount                Shares                  Loss
                                                     -----------------------------------------    -------------------
     Basic earnings (loss) per share
         Net loss                                            $ (333,804)            1,252,112                $ (0.27)

     Effect of dilutive securities options                           --                 4,424
                                                     -------------------    ------------------

     Diluted earnings (loss) per share
         Net loss                                            $ (333,804)            1,256,536                $ (0.27)
                                                     ===================    ==================    ===================

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

ADVERTISING COSTS

Advertising costs are expensed as incurred. The Company incurred $110,524 and $283,724 for advertising costs in 2002 and 2001, respectively.


(continued on next page)                                                       8

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE 2 - RESTRICTED CASH

At June 30, 2002 and 2001, restricted cash includes $87,500 of certificates of deposit pledged toward letters of credit provided to lessors as security on aircraft leases and a $50,000 certificate of deposit as security on the leased hangar facility for the benefit of a related party. In addition, as of June 30, 2002, the Company also has a $100,000 certificate of deposit pledged toward an installment note payable and a $45,000 certificate of deposit pledged toward a letter of credit with a vendor.

NOTE 3 - PROPERTY AND EQUIPMENT

                                                                2002              2001
                                                             -----------       -----------
         Flight equipment                                    $ 3,145,531       $ 3,099,565
         Facility under capital lease                            656,541           656,541
         Other property and equipment                            738,718           718,937
                                                             -----------       -----------
                                                               4,540,790         4,475,043
         Less accumulated depreciation and amortization       (1,539,302)       (1,095,193)
                                                             -----------       -----------
                                                             $ 3,001,488       $ 3,379,850
                                                             ===========       ===========

NOTE 4 - ACCRUED EXPENSES

                                                                2002              2001
                                                             -----------       -----------
         Payroll and payroll taxes                           $   287,998       $   366,652
         Vacation                                                220,619           195,816
         Engine hot-end inspections                              181,425           222,550
         Property taxes                                           50,783            70,085
         Other                                                    65,557            65,819
                                                             -----------       -----------
                                                                $806,382       $   920,922
                                                             ===========       ===========

NOTE 5 -          NOTE PAYABLE AND LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                                2002          2001
                                                                                              --------      --------
         8.78% installment note, due in monthly payments of $14,077, including interest, through December 2005, secured by
              flight equipment                                                                $838,766      $929,672

         Capitalized lease obligation, at imputed interest rate of 8.5%,
              secured by leased assets - Note 8                                                526,646       549,184

         7.5% installment note, due in monthly payments of $7,841
              including interest, through May 2007, secured by restricted
              cash and substantially all assets of the Company                                 391,128            --

         9% installment note, due in monthly payments of $7,670,
              including interest, through June 2004, secured by
              flight equipment                                                                 167,892       241,200

         Variable rate installment note (7.5% at June 30, 2002), due in monthly payments of $2,078 including interest, through
              May 2007, secured by substantially all assets of the Company                      97,665            --


(continued on next page)                                                       9

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

--------------------------------------------------------------------------------

                                                                                     2002              2001
                                                                                  -----------       -----------
         Prime + 1.5% (6.25% at June 30, 2002) installment note,
              due in monthly payments of $2,088, including interest, through
              June 2004, secured by equipment                                          45,590            65,421

         12% installment note, due in monthly payments of $863,
              including interest, through March 2003, secured by
              other equipment                                                           7,362            16,241

         9.5% installment note, due in monthly payments of $4,495,
              including interest, through August 2001, secured by
              accounts receivable                                                          --             8,855
                                                                                  -----------       -----------
                                                                                    2,075,049         1,810,573
                       Less current maturities                                       (311,216)         (224,288)
                                                                                  -----------       -----------

                                                                                  $ 1,763,833       $ 1,586,285
                                                                                  ===========       ===========

The Company has a $1,400,000 line of credit, which matures November 1, 2002, and is secured by inventories and equipment. Advances bear interest at prime plus 2% (6.7% at June 30, 2002). There were borrowings outstanding of $1,207,436 and $1,414,058 on the line of credit as of June 30, 2002 and 2001, respectively.

Long-term debt maturities are as follows:

             Years Ending June 30,                    Amount
             --------------------                   ----------
                  2003                              $  311,216
                  2004                                 332,047
                  2005                                 240,852
                  2006                                 646,942
                  2007                                 163,507
                  Thereafter                           380,485
                                                    ----------
                                                    $2,075,049
                                                    ==========

NOTE 6 - INCOME TAXES

Income tax benefit consists of the following:

                                               2002            2001
                                             ---------       ---------
         Current
              Federal                        $      --       $      --
              State                                 --              --
                                             ---------       ---------
                                                    --              --
                                             ---------       ---------

         Deferred
              Federal - current benefit       (117,600)       (139,000)
              State - current benefit          (18,000)        (27,000)
                                             ---------       ---------
                                              (135,600)       (166,000)
                                             ---------       ---------

                                             $(135,600)      $(166,000)
                                             =========       =========


(continued on next page)                                            10

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

--------------------------------------------------------------------------------

Actual tax benefit differed from the expected tax expense computed by applying the U.S. Federal corporate tax rate of 34% to earnings before income taxes as follows:

                                                                       2002            2001
                                                                    ---------       ---------
         Computed "expected" tax expense                            $(164,000)      $(170,000)
         State income taxes (net of Federal income tax effect)        (18,000)        (27,000)
         Other non-deductible expenses                                 46,400          31,000
                                                                    ---------       ---------

                                                                    $(135,600)      $(166,000)
                                                                    =========       =========

The tax effects of temporary differences (i.e., amounts that will result in taxable or deductible amounts in future years) that give rise to significant portions of deferred tax assets and deferred tax liabilities are presented below:

                                                                         2002              2001
                                                                      -----------       -----------
Deferred tax assets
     Accounts receivable, due to allowance for doubtful accounts      $    19,000       $    22,000
     Accrued overhauls and hot-end inspections                             70,000            86,000
     Compensated absences                                                  85,200            75,600
     Net operating loss carryforwards                                   1,498,000         1,312,000
     AMT credit carryforwards                                               1,000             1,000
                                                                      -----------       -----------
         Total gross deferred tax assets                                1,673,200         1,496,600
             Less valuation allowance                                    (583,600)         (583,600)
                                                                      -----------       -----------
         Net deferred tax assets                                        1,089,600           913,000
                                                                      -----------       -----------

Deferred tax liabilities
     Property and equipment, due to differences in depreciation           354,000           313,000
                                                                      -----------       -----------

Net deferred tax asset                                                $   735,600       $   600,000
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

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

--------------------------------------------------------------------------------

The net operating loss (NOL) carryforwards, which comprise a majority of the Company's unrecognized net deferred tax asset, expire approximately as follows:

                  Year Expiring                                           Amount
                  -------------                                       ----------
                      2004                                            $1,075,000
                      2005                                               148,000
                      2006                                                58,000
                      2009                                               111,000
                      2011                                                 6,000
                      2019                                               528,000
                      2020                                             1,153,000
                      2021                                               517,000
                      2022                                               534,000
                                                                      ----------

                                                                      $4,130,000
                                                                      ==========

The realization of these NOL carryforwards is dependent upon generating taxable income prior to the related year of NOL expiration. The amount of NOL carryforward that may be utilized in any future tax year may also be subject to certain limitations, including limitations as a result of certain stockholder ownership changes in which may be beyond the control of the Company.

The provisions of Fresh Start reporting require any benefits realized from the pre-Fresh Start deferred tax assets be recorded first as a reduction of excess reorganization value and thereafter as a direct addition to paid-in capital. Any tax benefits relating to the valuation allowance for deferred tax assets as of June 30, 2002 which are subsequently realized would be allocated as follows:

         Excess reorganization value                                   $      --
         Additional paid-in capital                                      635,769
                                                                       ---------
                                                                       $ 635,769
                                                                       =========

NOTE 7 - ROUTES AND SUBSIDIES

The Department of Transportation (DOT) subsidizes a majority of routes flown by the Company under the federal EAS program. The DOT issues an order which specifies an annual subsidy rate covering a specified contract period. This annual rate is based on seats available and departures flown and as such, the actual subsidy received is subject to actual flights completed within specified limits. EAS subsidy revenue for the fiscal years ended June 30, 2002 and 2001 was $14,236,329 and $11,170,732, respectively (See Note 11). These subsidy amounts represent 53% and 44% of all revenues for each of the years ended June 30, 2002 and 2001, respectively.

The Company's EAS contract in the southern states expired and was awarded to another air carrier in July 2002 and effective September 30, 2002, the Company will no longer operate routes in the southern states. During the year ended June 30, 2002, the Company recognized approximately $7,700,000 of EAS subsidy revenue related to the southern states.

The Company's agreement to seven points in Montana expires November 30, 2002. The Company's contract for Moses Lake, Washington to Seattle, Washington expires July 31, 2003. The Company has implemented growth and diversification strategies through the finalization of enhanced EAS contracts and through service of new routes in Boise, Idaho, central Wyoming and Olympia, Washington to reduce the reliance on revenues from EAS subsidies. There can be no assurance, however, that such strategies or


(continued on next page)                                                      12

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

--------------------------------------------------------------------------------

specific opportunities will substantially reduce the reliance on future EAS subsidies. The financial statements do not reflect any adjustments that may result from an unfavorable resolution of any future contracts.

In addition, during the year ended June 30, 2002, the Company recognized revenue of $231,454 in federal aid from the Air Transportation System Safety and Stabilization Act, which was intended to partially offset lost revenues in the airline industry due to the terrorist acts of September 11, 2001.

NOTE 8 - LEASES

Operating Leases

As of June 30, 2002, the Company leased office facilities, land and Metroliner 23 and Metroliner III aircraft.

The following is a schedule of future minimum rental payments for the operating leases which have initial or remaining noncancelable lease terms in excess of one year as of June 30, 2002:

         Years Ending June 30,                                 Amount
         --------------------                                ----------
               2003                                          $2,786,189
               2004                                           2,112,896
               2005                                           1,246,108
               2006                                           1,003,820
               2007                                             239,037
               Thereafter                                       249,595
                                                             ----------
                                                             $7,637,645
                                                             ==========

Rental expense under operating leases charged to operations was $4,197,562 and $3,547,678 for the years ended June 30, 2002 and 2001, respectively.

Capital Leases

On March 1, 1994, the Company entered into a lease agreement ("Lease") with, Jon Marchi, a member of the Board of Directors ("Member"). The Lease is comprised of two components. The first provides for an assumption of a lease for airport land between the Member and the City of Billings. The term of the airport land sublease is 26 years and provides for an annual adjustment of the rental amount based on increases in the Consumer Price Index. The annual lease amount at June 30, 2002 was $12,985.

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

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

--------------------------------------------------------------------------------

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

Future minimum lease payments under the capital leases and the present value of future minimum capital lease payments as of June 30, 2002 are as follows:

         Years Ending June 30,                                           Amount
         --------------------                                           ---------
                  2003                                                  $  68,328
                  2004                                                     68,328
                  2005                                                     68,328
                  2006                                                     68,328
                  2007                                                     68,328
                  Later years                                             512,460
                                                                        ---------
                  Total minimum lease payments                            854,100
                  Less interest                                          (327,454)
                                                                        ---------
                  Present value of minimum lease payments - Note 5      $ 526,646
                                                                        =========

The carrying value of the facility under capital leases net of accumulated amortization was $572,710 and $605,212 at June 30, 2002 and 2001, respectively.

NOTE 9 - RELATED PARTY TRANSACTIONS

The Company leases land, a hangar and an office facility from a member of the Board of Directors (See Note 8). The Company believes the terms of the leases are at least as favorable as those that could have been obtained from independent third parties. Total payments under these leases for each of the years ended June 30, 2002 and 2001 were approximately $81,000.


(continued on next page)                                                      14

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

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

In February 2000, the stockholders approved the 1999 Long-Term Incentive and Stock Option Plan ("1999 Plan") under which stock options and stock appreciation rights may be awarded to key employees and directors at a price not less than market value at date of grant. The maximum number of shares subject to the plan is 500,000 shares but may at no time exceed 12.5% of the current outstanding common stock of the Company, on a fully diluted basis. Stock options of 40,000 were awarded under the 1999 Plan during each of the years ended June 30, 2002 and 2001.

Changes in stock options issued under these fixed stock option plans are as follows:

                                                          2002                                     2001
                                         ---------------------------------------  ---------------------------------------
                                                                  WEIGHTED-                                Weighted-
                                                                   AVERAGE                                  Average
                                                SHARES          EXERCISE PRICE           Shares         Exercise Price
                                         -----------------    ------------------  ------------------   ------------------
Outstanding, beginning of year                    113,001                $ 1.22              72,067               $ 1.22
Granted                                            52,000                  1.09              49,001                 1.13
Exercised                                               -                     -              (4,000)                0.94
Canceled                                           (4,000)                 1.13              (4,067)                1.11
                                         -----------------    ------------------  ------------------   ------------------

Outstanding, end of year                          161,001                $ 1.16             113,001               $ 1.22
                                         =================    ==================  ==================   ==================

Range of exercise prices                     $.93 TO 1.94                              $.93 to 1.94

Options exercisable, end of year                  161,001                                   113,001
                                         =================                        ==================


(continued on next page)                                                      15

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

--------------------------------------------------------------------------------

Summarized information about fixed stock options at June 30, 2002 is as follows:

                                    Options Outstanding                                     Options Exercisable
     ---------------------------------------------------------------------------  ---------------------------------------
                                             Weighted-
                                              Average
                           Number            Remaining            Weighted-            Number              Weighted-
        Exercise         Outstanding at     Contractual            Average         Exercisable at           Average
         Prices          June 30, 2002         Life            Exercise Price       June 30, 2002       Exercise Price
     --------------------------------    -----------------    ------------------  ------------------   ------------------
      $       0.94             6,000                   2.5               $ 0.94               6,000               $ 0.94
              1.00            12,000                   4.5                 1.00              12,000                 1.00
              1.09            20,000                   0.5                 1.09              20,000                 1.09
              1.12            40,000                   7.0                 1.12                   -                 1.12
              1.13            40,000                   3.2                 1.13              40,000                 1.13
              1.19            29,001                   2.1                 1.19              29,001                 1.19
              1.39             6,000                   0.2                 1.39               6,000                 1.39
              1.94             8,000                   1.5                 1.94               8,000                 1.94
                       --------------    -----------------    ------------------  ------------------   ------------------

      $.94 to 1.94           161,001                  3.5                $ 1.16             121,001               $ 1.16
                       ==============    =================    ==================  ==================   ==================

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost of $-0- has been recognized for the options granted in 2002 and 2001. Had compensation cost been determined consistent with the method of FASB Statement No. 123, the fair value of the options estimated on the date of grant would have been $14,060 and $13,700 in 2002 and 2001, respectively. Accordingly, the Company's 2002 and 2001 net loss and loss per share would have been increased to proforma amounts of $(360,551) and $(.29) and $(347,504) and $(.28), respectively. The fair value of the options on the date of grant is estimated using the Black-Scholes option-pricing model with the following assumptions: expected volatility of 10%, risk free interest rate of 6%, expected lives of 4.5 years and no expected dividends.

NOTE 11 - BUSINESS AND CREDIT CONCENTRATIONS

At June 30, 2002, principally all of the Company's scheduled air service communities are located in Montana, Arkansas, Oklahoma and Texas and fifteen are covered by EAS subsidies. No single customer accounted for more than five percent of the Company's revenues in any year except for the EAS subsidy received from the DOT. In October 1996 Congress passed the Rural Air Service Survival Act, which extended the EAS program indefinitely and provided total annual funding of $50 million.

Accounts receivable from the DOT was $1,236,074 and $1,087,294, or 1,056% and 230% of total stockholders' equity at June 30, 2002 and 2001, respectively. The majority of passengers carried by the Company are ticketed by other airlines and travel agencies. Five airlines comprise the majority of passenger related accounts receivable.

The Company is a party to two collective bargaining agreements covering certain of its employees. Mechanics are covered under an agreement with the International Association of Machinists & Aerospace Workers that expires on May 1, 2003. Pilots and dispatchers are covered under an agreement with the United Transportation Union that expire on January 1, and August 1, 2004, respectively.


(continued on next page)                                                      16

BIG SKY TRANSPORTATION CO.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Reorganization Plan

Under the Reorganization Plan the Company may not pay any cash dividend unless all claims under the Plan, including secured claims, are satisfied in full under the terms of the Reorganization Plan. The claims under the Reorganization Plan have been satisfied as of August 2001.

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

NOTE 14 - RETIREMENT PLAN

The Company has a 401(k) profit sharing plan covering substantially all of its employees. The Company matches 30 percent of the eligible employee contributions. The Company's contributions for the years ended June 30, 2002 and 2001 were approximately $28,500 and $26,000, respectively.