Form 10-Q
period 2002-09-30
BIG SKY TRANSPORTATION CO
filed 2002-11-15
CIK 313522

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON DC 20549

                                    FORM 10-Q

          (X)      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 2002

         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                                  EXCHANGE ACT

                  for the transition period ______ to _________

                          Commission file number 1-7991


                           BIG SKY TRANSPORTATION CO.
                           --------------------------
        (exact name of small business issuer as specified in its charter)

         MONTANA                                                81-0387503
         -------                                                ----------
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

              SHARES OUTSTANDING: At September 30, 2002: 1,252,112

                           BIG SKY TRANSPORTATION CO.
                                    FORM 10-Q

                     For the Period Ended September 30, 2002

                                    CONTENTS


Part I            Financial Information

Item 1.           Financial Statements:

                  Balance Sheets
                           September 30, 2002 and
                           June 30, 2002 .................................................................3

                  Income Statements
                           Three months ended
                           September 30, 2002 and 2001....................................................4

                  Cash Flow Statements
                           Three months ended September 30, 2002 and 2001.................................5

                  Notes to Financial Statements.........................................................6-7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations .......................................................................8-11

Item 3            Quantitative and Qualitative Disclosures About Market Risk.............................12

Part II           Other Information

Item 6.           Exhibits and Reports on Form 8-K.......................................................13

Exhibit 99.1   ..........................................................................................16

                          PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                           BIG SKY TRANSPORTATION CO.
                                 Balance Sheets

                                                                 September 30, 2002       June 30, 2002
                                                                    (unaudited)             (audited)
                                                                 ------------------       -------------
Assets
Current Assets
     Restricted Cash                                                $   283,672            $   282,500
     Accounts Receivable, net                                         1,903,399              2,194,088
     Expendable parts & supplies, at cost                             1,021,813              1,061,884
     Prepaid expenses                                                   194,202                274,932
     Deferred income taxes & other                                       30,000                 30,000
                                                                    -----------            -----------

     Total Current Assets                                             3,433,086              3,843,404

Property and Equipment, net                                           2,879,957              3,001,488

Deferred Income Taxes & Other                                           952,663                751,711

Total Assets                                                        $ 7,265,706            $ 7,596,603
                                                                    ===========            ===========

Liabilities & Stockholders' Equity
Current Liabilities
     Current maturities of long-term debt                           $   313,785            $   311,216
     Notes payable                                                    1,081,116              1,207,436
     Accounts payable                                                 2,522,756              2,252,176
     Accrued expenses                                                   864,888                806,382
     Traffic balances & unused tickets                                  990,007              1,127,015
     Income taxes payable                                                    --                  1,391
                                                                    -----------            -----------

     Total Current Liabilities                                        5,772,552              5,705,616

Long-Term Debt, Excluding Current Installments                        1,685,448              1,763,833

Stockholders' Equity
    Common stock of no par value;
      (20,000,000 shares authorized 1,252,112 shares issued &
      outstanding)                                                      819,125                819,125
    Additional paid-in capital                                          242,034                242,034
    Accumulated deficit                                              (1,229,600)              (910,152)
        Less treasury stock (20,000 shares, at cost)                    (23,853)               (23,853)
                                                                    -----------            -----------
    Stockholders' Equity (Deficit)                                     (192,294)               127,154
                                                                    -----------            -----------
    Total Liabilities & Stockholders' Equity                        $ 7,265,706            $ 7,596,603
                                                                    ===========            ===========

                           BIG SKY TRANSPORTATION CO.
                                Income Statements
                                   (unaudited)

                                                   Three Months Ended
                                                      September 30,
                                                2002                 2001
                                           -------------        --------------
Operating Revenues:
    Passenger                               $ 3,040,962            $ 3,203,744
    Cargo                                        24,790                 38,413
    Public service                            3,290,076              2,961,394
    Other                                        27,204                137,488
                                            -----------            -----------
    Total                                     6,383,032              6,341,039

Operating Expenses:
    Flying                                    2,864,514              2,777,924
    Maintenance                               1,520,428              1,541,102
    Traffic                                   1,613,784              1,524,065
    Marketing                                   318,608                461,327
    General/Administrative                      343,098                322,470
    Depreciation                                161,963                115,645
                                            -----------            -----------
    Total                                     6,822,395              6,742,533

Operating income (loss)                        (439,363)              (401,494)

Other Income (Expense)
    Federal Air Stabilization
      Act Assistance                                                   253,253
    Interest, net                               (63,692)               (73,383)
    Capital gain                                 (1,147)                  (983)
                                            -----------            -----------
    Total                                       (64,839)               178,887

Income (loss) before taxes                     (504,202)              (222,607)

Income tax provision (benefit)                 (184,754)               (66,529)
                                            -----------            -----------

Net income (loss)                           ($  319,448)           ($  156,078)
                                            ===========            ===========

Per share data:
Basic earnings (loss) per common
   share                                    ($      .26)           ($      .12)
                                            ===========            ===========

Diluted earnings (loss) per common
   share                                    ($      .26)           ($      .12)
                                            ===========            ===========

                           BIG SKY TRANSPORTATION CO.
                              Cash Flow Statements
                                   (unaudited)

                                                                                  Three Months Ended
                                                                                     September 30,
                                                                            2002                      2001
                                                                        -----------               -----------
OPERATING ACTIVITIES:
     Net loss                                                           $  (319,448)              $  (156,078)
     Charges and credits not affecting cash
         Depreciation and Amortization                                      161,963                   115,645
         (Gain) Loss on sale of equipment                                       674                         -
         Deferred income taxes                                             (184,754)                  (66,529)
     Changes in assets and liabilities
         Receivables                                                        290,689                 1,171,365
         Expendable parts and supplies                                       40,071                   (19,104)
         Restricted cash                                                     (1,172)                        -
         Prepaid expense                                                     80,730                  (143,694)
         Deposits and other assets                                          (18,980)                  (51,521)
         Accounts payable and accrued expense                               329,086                  (378,947)
         Traffic balances payable                                          (137,008)                   70,634
         Income taxes                                                         1,391                         -
                                                                        -----------               -----------
NET CASH FROM OPERATING ACTIVITIES                                          243,242                   541,771
                                                                        -----------               -----------
INVESTING ACTIVITIES
     Proceeds from sale of equipment                                            400                         -
     Property and equipment purchases                                       (41,506)                  (53,443)
                                                                        -----------               -----------
NET CASH USED FOR INVESTING ACTIVITIES                                      (41,106)                  (53,443)
                                                                        -----------               -----------
FINANCING ACTIVITIES
     Net borrowing on short-term note                                      (126,320)                 (427,410)
     Proceeds from long-term debt                                                 -                         -
     Payments on long-term debt and capital leases                          (75,816)                  (60,918)
                                                                        -----------               -----------
CASH USED IN FINANCING ACTIVITIES                                          (202,136)                 (488,328)
                                                                        -----------               -----------
Net change in cash and cash equivalents                                           -                         -
Cash and cash equivalents at beginning of period                                  -                         -
                                                                        -----------               -----------
CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                        $         -               $         -
                                                                        -----------               -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid during the period for:
          Interest                                                      $    65,906               $    76,685
          Income taxes                                                            -                         -

                          Notes to Financial Statements

Note A - Financial Statements

The financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These financial statements reflect all adjustments which, in the opinion of management are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. We suggest that these financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-KSB for the year ended June 30, 2002. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending June 30, 2003.

Note B - Use of Estimates

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

Note C - Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents exclude restricted cash.

Note D - Maintenance

The cost of rebuilding rotable parts is charged to maintenance as incurred. An allowance for depreciation is provided for rotable parts to allocate the cost of these assets, less estimated residual value, over the useful life of the related aircraft and engines.

Ordinary maintenance and repairs are charged to operations as incurred. The Company accrues for the cost of overhauls and engine hot-end inspections based upon contractual hourly rates or the estimated cost of an overhaul.

Note E - Revenue Recognition

Revenue is recognized when transportation has been provided.

Note F - Income Taxes

Deferred income taxes are provided for at the statutory rates on the difference between the financial statement basis and the income tax basis of assets and liabilities. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Net deferred tax assets or liabilities are classified in the balance sheet as current or non-current consistent with the assets and liabilities which give rise to such deferred income taxes. At September 30, 2002, the Company recorded a change in the non-current deferred tax asset of $184,754.

Note G - Earnings per Share

Following is the calculation of the weighted average number of common shares outstanding:

                                                                 Three Months Ended
                                                                    September 30,
                                                                ---------------------
                                                                2002             2001
                                                                ----             ----
Weighted average number of common
shares outstanding                                           1,252,112         1,252,112
Effect of dilutive securities options                              375             4,424
                                                             ---------         ---------
Weighted average number of shares for
diluted earnings per share                                   1,252,487         1,256,536

                                     ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Summary of Airline Operating Statistics:

                                                            Three Months Ended
                                                              September 30,
                                                        2002                2001
                                                   ----------------   ----------------
Passengers carried                                      33,732                 35,610

Average passenger trip (miles)                             272                    294

Revenue passenger miles                              9,176,964             10,463,611

Available seat miles                                26,827,449             30,107,761

Passenger load factor (%)                                34.21                  34.75

Aircraft miles                                       1,438,133              1,584,619

Yield per revenue passenger mile (cents)                 33.14                  30.62

Freight pounds enplaned                                 37,612                 39,194

Operating cost per available seat mile (cents)           25.43                  22.39

Operating break-even load factor (%)                     36.56                  36.95

Management's Discussion and Analysis of Financial Condition and Results of Operations
September 30, 2002 and 2001:

Overview

The Company dba Big Sky Airlines (Big Sky) is a regional airline currently offering scheduled passenger service to 23 communities in six states utilizing a fleet of fifteen Fairchild Metro III and Metro 23 turboprop aircraft. Big Sky markets its services under its own two letter code, GQ. The majority of Big Sky flights also are operated under the airline code of one or more of Big Sky's code-sharing partners Northwest Airlines, America West Airlines and Alaska Airlines. Big Sky services to eight communities are provided under contracts with the U.S. Department of Transportation (DOT) Essential Air Service (EAS) program. Total operating revenues and passengers carried have grown more than fivefold from 1997 through 2002.

Big Sky has been a continuous contract holder under the DOT's EAS program since 1980. In addition to the current EAS services, Big Sky provided EAS service to an additional eight communities in Arkansas, Oklahoma, and Texas from November 1998 through September 2002. Big Sky was significantly underbid by another air carrier at the expiration of the EAS contract covering these states, and terminated those services in phases throughout the month of September 2002. Big Sky's code-sharing relationships with Northwest, America West and Alaska commenced in June 1999, April 2001, and July 2001, respectively. Each of these agreements provide for market specific flight connections between Big Sky and the code-share partner with one stop check-in, baggage transfer and frequent flyer member mileage for the Big Sky flights. These agreements also provide for a sharing of the ticket revenue from each passenger making a code-share connection, on a prorated basis. Approximately 15% of Big Sky's passengers flew under these agreements during the current quarter.

With the loss of the above mentioned EAS contract, Big Sky has opened up service to non-subsidized markets that are geographically closer, and provide daily aircraft flow through the Billings base of operations. Service between Idaho Falls, ID and Denver commenced September 16, 2002, Casper and Gillette WY service to Billings commenced on October 21, and service between Olympia WA and Spokane WA commenced on November 13. This market shift has significantly reduced reliance on the EAS program and increased the importance of the code-sharing relationships.

On September 26, 2002 Big Sky announced a merger agreement including tender offer, subject to contingencies with Mesaba Holdings Inc. (Holdings) and Ranger Acquisition Corporation (Ranger). The Merger Agreement and Press Release describing the Merger Agreement was filed with Form 8-K on September 27, 2002. On October 29, 2002 Holdings and Ranger commenced the Tender Offer for the acquisition of all of the outstanding shares of Big Sky's 1996 series common stock for $2.60 per share, the only series of securities that is outstanding. Also on October 29, Big Sky filed Schedule 14D-9 recommending that the shareholders of the Company accept the Offer and tender their shares. Under the terms of the agreement, if two-thirds of the outstanding stock is tendered under the Offer by midnight on November 27, 2002, then Holdings and Ranger are obligated to complete the acquisition and Big Sky would become a privately held wholly owned subsidiary of Holdings.

For the Three Months Ended September 30, 2002 and 2001

                                     2002                   2001
                                  (unaudited)           (unaudited)             Change            %
                               ------------------    -------------------    ----------------    -------
Operating Revenues:
    Passenger                         $3,040,962             $3,203,744           ($162,782)      (5)
    Cargo                                 24,790                 38,413             (13,623)     (35)
    Public service                     3,290,076              2,961,394             328,682       11
    Other                                 27,204                137,488            (110,284)     (80)
                               ------------------    -------------------    ----------------
    Total                              6,383,032              6,341,039             $41,993        1
                               ==================    ===================    ================


The reduction in passenger revenues is a direct result of the 5.6% decrease in passenger traffic from the prior period due to the lingering effects of the terrorist events of September 11, 2001 ("9/11") and their impact on the economy. Similarly, the events of 9/11 caused the Federal Aviation Administration to place severe limitations on the carriage of cargo, resulting in the decreased revenue from that product. The increase in public service revenues is due to a program-wide increase in subsidy rates for all EAS contracts provided for under the Air Transportation Safety and Stabilization Act that was passed by Congress in response to 9/11. The decrease in other revenues is due to termination of service to Lea County (Hobbs), New Mexico where the county was providing an operating subsidy approximating $35,000 per month to offset losses incurred while attempting to develop that market.

                                            Three Months Ended
                                               September 30
                                      2002                  2001
                                   (unaudited)           (unaudited)             Change            %
                               ------------------    -----------------    -------------------    -------
Operating Expenses:
    Flying                            $2,864,514           $2,777,924                $86,590       3
    Maintenance                        1,520,428            1,541,102                (20,674)     (1)
    Traffic                            1,613,784            1,524,065                 89,719       6
    Marketing                            318,608              461,327               (142,719)    (31)
    General/Admin.                       343,098              322,470                 20,628       6
    Depreciation                         161,963              115,645                 46,318      40
                               ------------------    -----------------    -------------------
    Total                             $6,822,395           $6,742,533               $ 79,862       1
                               ==================    =================    ===================

The increase in flying operations expense is attributable increased aircraft hull insurance premiums that were imposed as a result of 9/11. Workers Compensation insurance premium increases also contributed to the additional expense.

Maintenance expense was nearly equivalent to the prior period.

The increase in traffic servicing expense is due a significant increase in passenger liability and war risk insurance premiums, offset in part by the closing of stations in Mountain Home AR and St. Louis MO. on October 1, 2001.

The decline in marketing expense resulted from the elimination of travel agency commissions in June 2002, reduced advertising and promotion, and a reduction in telephone rates that benefits reservations costs.

The increase in general and administrative expense is a result of increased insurance premiums for director & officers liability, employer practices liability, workers compensation and general business and auto coverage. In addition, certain salary increases that were deferred from July 2001 were instituted in July 2002.

The increase in depreciation is entirely attributable to the write-off of leasehold improvements made at the Dallas/Fort Worth airport, due to the termination of service in September 2002 with the loss of the EAS contract in that region.

Liquidity and Capital Resources:

A review of current liquidity and capital resources are as follows:

                                      Working Capital            Current Ratio
                                      ---------------            -------------
Year-end June 30, 2002                 $ (1,862,212)                0.67:1
Period-ending September 30, 2002       $ (2,339,466)                0.59:1

                                          Long-term Debt                Stockholder's
                                   (excluding current portion)         Equity (Deficit)
                                   ---------------------------         ----------------
Year-end June 30, 2002                  $1,763,833                          $127,154
Period-ending September 30, 2002        $1,685,448                         ($192,294)

Cash provided by operations for the three months ended September 30, 2002 was $243,242. Cash used in investing and financing activities was $41,106 and $202,136 respectively during the period.

Big Sky has established a line of credit through First Interstate Bank and Trust Co. of Billings for an amount of up to $1,400,000. Big Sky uses the line to supplement timing differences in cash flows. The maximum amount drawn on the line of credit during the quarter was $1,400,000 compared to a low of $604,506. The continuing losses sustained after the events of 9/11 coupled with those over the previous two years have resulted in the need to secure a sufficient amount of capital to assure the continued viability of Big Sky. The pending acquisition by Mesaba Holdings, Inc. and their commitment to Big Sky's future would provide that required capital. The acquisition also provides the opportunity for significant cost savings that would have an immediate impact on operating results and liquidity.

                                     ITEM 3.

Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

In the past Big Sky has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future needs. Big Sky is directly affected by fuel price volatility and does not currently have a fuel price hedging plan in place. Based upon the current fleet of aircraft (fifteen Fairchild Metro aircraft) at their current utilization rates (approximately 2000 hours each, annually), a ten cent per gallon increase in the price of fuel would add approximately $270,000 in annual fuel expense.

Interest Rates

Big Sky's earnings are affected by changes in interest rates due to the term of its revolving line of credit agreement that contains a variable interest rate. The rate is subject to change based on the Prime Rate published in the Wall Street Journal. The current interest rate of 6.75% per annum is calculated by the sum of the Prime Rate (4.75%), plus 2 percentage points. For illustrative purposes, it is estimated that the current average daily loan balance outstanding under the line of credit is $1.1 million. Assuming that the same balance were to exist for an entire year, then a one percentage point increase in the Prime Rate over that same period would result in additional annual interest expense of $11,000 ($1,100,000 x .01). Two of Big Sky's long-term debt agreements also contain variable interest rates that are tied to the Prime Rate. The combined outstanding principle balance of those loans at September 30, 2002 is approximately $140,000, with the balances declining as payments are made. Using the same hypothetical increase of one percentage point in the Prime Rate would result in additional annual interest expense of less than $1,400 due to the continual decline in the principle balance. All other long term debt agreements contain fixed interest rates.

                           PART II. OTHER INFORMATION

                           BIG SKY TRANSPORTATION CO.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


A)       Material Contracts

         DOT Order 2002-8-3 issued August 7, 2002 establishing final subsidy rate for Big Sky as Essential Air Service carrier at seven Montana points. This order amends DOT Order 2000-11-11 by revising subsidy rates for the period October 1, 2001 through November 30,2002 and is incorporated herein by reference.

         DOT Order 2002-8-1 issued August 2,2002 establishing final subsidy rate for Big Sky as Essential Air Service carrier for Moses Lake/Ephrata, Washington. This order amends DOT Order 2001-6-22 by revising subsidy rates for the period October 1, 2001 through July 31, 2003 and is incorporated herein by reference.

         Merger Agreement - Agreement and Plan of Merger with Mesaba Holdings, Inc. and Ranger Acquisition Corporation entered into on September 26, 2002 filed with report on Form 8-K on September 27, 2002 and incorporated herein by reference.

B)       Reports of Form 8-K

         On September 27, 2002 Big Sky filed a report on Form 8-K incorporating a joint press release with Mesaba Holdings that announced the Merger Agreement (subject to contingencies) between Big Sky and Mesaba Holdings, including a planned tender offer to Big Sky's shareholders. That report on form 8-K and exhibits thereto are incorporated herein by reference.

         Exhibit 99.1 Certification of Chief Executive Officer and Interim Chief Financial Officer

                           BIG SKY TRANSPORTATION CO.
                                    Signature


The Registrant, by the undersigned, has signed this report in accordance with the requirements of the Securities Exchange Act of 1934.


BIG SKY TRANSPORTATION CO.
        Registrant



By: /s/ Kim B. Champney
   -----------------------
   President & CEO


November 14, 2002

CERTIFICATIONS


I, Kim B. Champney Chief Executive Officer and Interim Chief Financial Officer certify that:


1. I have reviewed this quarterly report on Form 10-Q of Big Sky Transportation Co.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 14, 2002

/s/ Kim B. Champney
Chief Executive Officer and Interim Chief Financial Officer